Form 10KSB
period 1999-12-31
STREAMEDIA COMMUNICATIONS INC
filed 2000-03-30
CIK 1083384

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

                         Streamedia Communications, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                      22-3622272
   ------------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



 244 West 54th Street New York, New York                      10019
 ---------------------------------------                      -----
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number  (212) 445-1700

Securities registered under Section 12(b) of the Act:         None

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------

______________________________      _________________________________________

______________________________      _________________________________________


Securities registered under Section 12(g) of the Exchange Act:


------------------------------------------------------------------------------
                                (Title of class)

                           Common Stock .001 Par Value
------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X__.  No____.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         State the issuer's revenues for the most recent fiscal year.  None

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of March 27, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $ 5,947,219 based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq Small Cap on such date. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of March 27, 2000: 4,536,750

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

         Registrant Incorporates the following by reference:

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         Item 12. Certain Relationships and Related Transactions

         Exhibits No.:

         3.1 The Company's Articles of Incorporation are incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC file No. 333-78591

         3.2 The Company's Amended and Restated By-laws are incorporated by reference from the Company's Registration Statement on Form SB-2, as amended, SEC file No. 333-78591.

         PART I.

         ITEM 1. BUSINESS

A. Business Development

Streamedia Communications, Inc. ("Streamedia" or "the Company") is a Delaware Corporation. Our principal business address is 244 West 54th Street, 12th Floor, New York, New York, 10019. Our telephone number is (212) 445-1700.

We started in April 1998 as a partnership to develop broadcast oriented websites. The partnership evolved into Streamedia Communications, L.L.C., a New Jersey limited liability company, in September 1998, to continue the business plan initiated by the partnership. Streamedia Communications, L.L.C., was subsequently reorganized into a Delaware Corporation in December 1998.

We have never been a party to any bankruptcy, receivership, or similar proceeding.

B. Business of the Registrant

General

We provide website owners and content publishers with cost-effective services and tools for streaming, or broadcasting, live and on-demand video and audio content over the Internet. We have also created and operate a series of websites we call the "Streamedia Networks." Our business, therefore, has two primary components: we act as an Internet content publisher and broadcaster, and as a business-to-business service bureau, for hire, to assist other businesses to publish and broadcast their content on the Web. Each area of activity is expected to generate multiple sources of revenue.


Our content websites and the broadcast programming that they feature provide examples of the services we are able to provide on a business-to-business basis. As displayed in the Streamedia Networks, our streaming media services enable web users to enjoy activities such as:

      o  Listening to radio broadcasts on the Internet
      o  Watching news, sports, and cultural events from around the world
      o  Experiencing interactive presentations
      o Accessing unique work by artists who do not sell their work to traditional broadcasters in television or radio
      o Hearing public company financial presentations as they happen, or on a replay basis
      o Watching classic and independent films not easily available from other sources
      o  Watching music videos or listen to songs on demand
      o  Participating in live interactive webcasts or Internet conferences

      o  Gathering important health information on a confidential basis
      o  Joining an Internet "community"
      o  Researching products for which they are shopping

The Streamedia Networks

The Streamedia Networks are our showcase for web design and broadcast programming. Each Network is devoted to a specific category of programming, such as women's issues, or sports. Visitors to the Streamedia Networks are able to view live and on-demand video and audio programming in an environment similar to that of cable broadcasts, offering a wide scope of programming choices, interactive elements, convenient access to retail opportunities, and numerous sources of news and information in topics of interest. Much like cable and network television, we produce, aggregate and distribute content in various categories. Currently, we offer programming news and information regarding motion art, crime, sports, women, and entertainment. In the future, we plan to offer programming in such areas as finance, lifestyles, entertainment, comedy, movies, history, music, education, shopping, sports, news, and children's programming. Each Network and any channel associated with it is capable of carry advertising.

Much of the programming available on the Streamedia Networks represents proprietary productions by our staff. Other aspects of our programming are materials to which we have acquired the rights, or obtained a distribution license from the owner. We anticipate that most of our content will continue to be offered at no charge to end-users: our goal is to capture the maximum possible consumer audience. To see and hear our programming, the public does not require special hardware or software beyond that of standard media players, such as those produced by Microsoft, Inc., and RealNetworks, Inc., and browsers routinely supplied by computer manufacturers and Internet Service Providers.

Active Networks at www.streambroadcast.com:

Streamedia Motion Art-a network focused on the visual arts, particularly animation, experimental cinema, and digital multimedia work of artists, directors, and producers. It presents high-end graphics, and is primarily intended for broadband users. Motion Art provides a forum for artists to display their works, share ideas, and discuss the digital hardware and sophisticated software they use to create it.

Streamedia Crime Broadcast-a network focused on promoting public awareness and community action in the fight against crime. Its frameworks are primarily educational, interactive, and informational. This network's focus is on crimes against people and has segments on serial killers, kidnapping, and assault. It also covers the latest technology available in the fight against crime.

Streamedia Sports Style-a network focused on the pursuit of personal athletic participation and enjoyment of Extreme Sports. Frameworks are designed to inform the aficionado and enthusiast and to facilitate learning about the sports and participation in them. The balancing element of this network is in the lifestyle elements.

Streamedia Women on the Edge-a network focused on profiles of heroines of our time. The network is segmented into user groups along the lines of "Women on the
Edge: Maturity," "Women on the Edge: Adrenaline," "Women on the Edge: Arts," etc. By providing a venue for profiles of heroines, the network provides positive role models for women in any stage of life.

Streamedia Entertainment-a network focused on simple fun for all ages: classic cartoons, music events, B-movies, popular genre works such as comedies, horror movies, and westerns, and campy TV series, as well as some hard-to-find and vintage and historical films.

We are also developing platforms and a specialized application by which our Networks can aggregate third party audio and video content. These new features are scheduled for implementation as part of a planned aesthetic and technical upgrade to the Streamedia Networks during the second quarter of the year ending December 31, 2000.

We intend to offer the following types of programming, some of which is already available at our sites. The list is representative, not exhaustive:


Concerts                                     Workout & Training films
Comedy Routines & movies                     US & International News
Cartoons                                     Talk and call-in shows
High-end Graphic arts                        Extreme Sports
Video and Audio Press Releases               Interviews
"How-to" shows                               Corporate Video Profiles
Investor Conferences                         Infomercials
Fashion Advice                               Trade Shows
Medical Symposia                             Celebrity interviews
Analyst and Broker Presentations             Awards Ceremonies
Documentaries                                Educational Videos
Women's Interests                            Political Programming
True crime studies                           Independent Films and Shorts
Sales Training Seminars                      Travel Footage
Distance Learning Sessions                   Biographies
Full-length movies                           Religious Programs
FM radio stations                            Genre and independent films
Children's shows

The Business Services

Business-to-Business Core Competencies

Business Services mission is to provide technology and consulting expertise and services to conventional media companies, traditional businesses with media assets, and online businesses and websites needing to coordinate and control their media assets to increase profits, enhance branding, increase their distribution, and raise their industry stature. We will emphasize the role of Media Resource Planning, the digital counterpart to ERP, Enterprise Resource Planning-in any company's future.

Streamedia Business Services has the following capacities:

      o Capture and convert traditional non-digital media such as film and videotape assets to digital format
      o  Store these converted media assets in a digital environment which may be indexed so that the digital files can be searched for content.
      o  Provide a commerce-enabled web interface to that digital environment
      o Furnish scalable and reliable distribution means to delivery for all products including professional quality video
      o Track the use of media assets throughout the broadcast, cable and Internet marketplace
      o Provide consulting expertise and technology to help companies build similar, but non-competitive systems at the "company-wide" level.

The Streamedia Digital Solutions(TM)

The centerpiece of Streamedia's Business-to-Business Strategy is the Streamedia Digital Solutions(TM). Streamedia's Digital Solutions(TM) allow owners of traditional types of media, such as film, photographic, and video and audio libraries, to display their content over the Internet. The digitization of traditional media assets is recognized as a method to preserve and protect fragile media assets such as film. Moreover, Streamedia Digital Solutions(TM) process also allows media owners to:

      o Enhance their video or audio asset through Streamedia's ability to optimize the video or audio and in some cases to restore faded or damaged media
      o Index a video library, using third party software, rendering the digitized content searchable by spoken words, by the recognition of the names and faces of the speakers, or by identification of the topics discussed during each segment of the video
      o Transform the old-media asset into a compelling web experience and a completely new broadcast platform capable of featuring personalized, targeted advertising, community-building and e-commerce
      o  Distribute their assets to new markets

We can capture media from all popular formats, whether digital or analog. We process the captured media using several hardware and software based audio and video optimization technologies. These upgraded versions of the media are encoded for digital storage in one or more streaming formats, ready for broadcast.

As part of the full process, we use software that divides video into segments by indexing visual scene changes, spoken words, names and faces of recognized speakers, and topics discussed within each segment. The software we use creates a graphic and textual summary of the video. This index is synchronized during a concurrent encoding process while preparing streaming video files. These capabilities make it easier for both content owners and Internet users to search for and use video content. Whether the users are looking for a particular character or person, or topic, the ability to search by keyword allows them to generate search results lists, and then, in some cases, go directly to the section in the video that is of interest to them.

We store the media files and descriptive metadata generated as part of our encoding process in a proprietary Oracle database. Our web development team designs and builds a sophisticated graphic user interface to provide a web front end to the data. This GUI can feature intuitive navigation schema, and advanced personalization techniques, which enable targeted advertising and other commerce opportunities. Lastly, we publish all of the data and graphics to the web. We host our sites, and can host sites or partial sites, and media, for our clients. The value added situation deriving from our hosting services is that the Streamedia Networks can actually become a third party's additional broadcast venue, thereby increasing a client's distribution footprint, opening them into new markets, and generating additional branding and sales pathways.

The Streamedia Digital Solutions provide a comprehensive set of applications, capacities, and services to third parties who need to deploy their media assets to the web rapidly, powerfully, and in an aesthetically appealing manner. The solutions provide improved access to video content, the opportunity to achieve greater distribution, greater user interaction and community building tools, improved capacity for personalization and targeted content delivery, and increased commerce opportunities.

Business Strategy

Increasingly, the media we work with in the printing, publishing, and graphic arts industry are digital, and for good reason. Digitization often enhances quality; improves control; speeds and widens distribution; and reduces costs. However, the migration into a digital world also poses several major challenges. The media themselves are increasing in complexity: resolutions are increasing, file structures are becoming more sophisticated and flat media is giving way to multimedia, including video and audio. There may be many versions of a media created during development, any one of which may have to be accessed and, due to the range of media in which they appear, they may have to be saved in any of multiple formats. The number of publications--paper and electronic--is exploding, which increases the digital data requirements. This demand is increasing the value of these digital resources, both to those who produce them and to those who use them.

Business Services' mission is to provide technology and consulting expertise and services to conventional media companies, traditional businesses with media assets, and online businesses -websites-needing to coordinate and control their media assets to increase profits, enhance branding, increase their distribution, and raise their industry stature. We will emphasize the role of Media Resource Planning-the digital counterpart to ERP, Enterprise Resource Planning-in any company's future.

The Internet marketplace is poised for a revolution in methodology, not just technology. Known currently as a tool for finding news and entertainment information, we believe that the next iteration of the web will reveal the wide adoption of the narrative in an interactive environment. Our goal is to forge a working bond between the best in interactive Internet technology and television production allowing us to embrace and lead the next transformation of the web and media marketplace.

Our story tellers, television producers and Internet technologists are working to develop methodologies for using these tools to their greatest gain - the telling of multiform stories with an active audience so engrossed in the tale that the procedural and participatory nature of their involvement does not interfere. Our Business Services unit will market these capacities and technologies to third parties.

Marketing and Sales

We rely on a variety of marketing methods, including direct marketing, trade show and conference participation, our corporate site, the Streamedia Networks, and collateral sales materials. We will continue to raise our stature in the Internet community and position the Streamedia brand as we develop our sales and marketing activities.

We segment our target markets into a broad range of categories. Each of these categories has qualities which allows our personnel to approach a potential client with opportunities relating to both business to business services, as well as for content arrangements taking one of many possible forms.


Streaming Markets

-----------------
Websites that already stream
Broadband Access Providers

Corporate Markets
-----------------
Corporate Intranets
Internet Service Providers
Portals
Online Retailers
Training and Education Institutions
Advertising Agencies
Libraries and Media Centers

Media and Entertainment                      Publishing
-----------------------                      ----------
Cable Television                             Newspapers
Movie Studios & Collections                  Magazines
Entertainment Rights                         Internet Content Providers
Producers                                    Websites that don't stream
Music Industry Corporations
Radio Stations
Television Stations


Description of Services

The Business Services

We are providing Internet media infrastructure services and applications. Together, these form end-to-end solutions for the delivery of rich media over the Internet. The Streamedia Digital Solutions include encoding, or processing audio and video into a format that enables it to be broadcast as streaming media. The Solutions also include media hosting and serving. Our services, systems and applications can now scale to encompass jobs requiring high performance and large quantities. We can assist customers to get their media to market rapidly and effectively. Examples of the types of services we provide that are included in the Streamedia Digital Solutions:

Encoding Services

To be distributed over the Web, all audio and video content must be encoded. We are able to convert content from all major input formats, whether analog or digital, and convert them to the common streaming media formats for distribution at a full range of bit rates. We can capture source content via tapes, satellite transfer, compact disks, FTP, and other methods. We offer encoding services to our customers through our internal staff. In addition, we have understandings with major vendors to process any high volume work we may need to complete. We offer encoding in a number of digital formats, including MPEG, QuickTime, AVI, Microsoft's Windows Media Player and RealNetworks' RealServer 7.0.

Digital Security

After we have encoded, we can also generate watermarking, encryption, or other digital rights and security technologies to protect and manage content. Information can be embedded within digital audio or video to provide copyright and intellectual property protection. Such processes have become particularly important to rights holders wishing to protect their economic interest in properties they have bought or created.

Metadata Collection and Analysis

Our encoding processes generate substantial metadata to augment the media file proper. Such information includes fields indicating an artist, director, title, style, keywords, or any other field appropriate to a given project. Metadata files allow content owners and users to search, track, protect, and manage their digital media content in a more robust manner. We increase the value of video to content owners by enabling them to use their video in targeted applications such as advertising and electronic commerce.

Broadcast Production

Our staff includes numerous broadcast industry professionals with cable and network television broadcast production experience. Their skills have adapted to working within the unique parameters of producing for a web experience. We provide a full range of services, spanning from pre- to post production, live events, the construction of studios and edit bays, treatments and scriptwriting.

Web Design

Our web design team can develop channels through which our customers can distribute their programming. They can conceptualize and execute an entire corporate presence. Our web developers have core competencies in such areas as:

      o  Conceptual development
      o  Graphic interface design
      o  3-D design and animation
      o  Multimedia applications
      o  Interactive components
      o  Intranets / Extranets
      o  Database design
      o  CD-ROM development
      o  Network applications
      o  Connectivity tools

      o  E-Commerce applications
      o  Interactive kiosks

Web and Media Distribution

We provide complete solutions for hosting and serving web pages and multimedia. Our customers can store video and audio clips at our hosting facility or at distributed networks, such as the Real Broadcast Network, for which we have a reseller relationship. We have built and continue to build out an in-house data center, and our technicians integrate servers and connectivity to other Networks and service providers.

Advertising, Sponsorship, Subscription & E-commerce

Streamedia's Networks provide narrowcast models for advertisers. Our programming will help focus like-minded users/viewers on specific categories of entertainment, education and information programming.

Traditional broadcasters have limited capacity to measure or identify in real time their listeners or viewers. In contrast, Internet broadcasters can target advertising with a precision that television and cable broadcasters cannot. Use of the latest personalization technologies will allow us to gather specific data on users/viewers for advertisers.

In order to build enduring visitor relationships we plan to build our visitor acquisition and support practices based on one-to-one marketing strategies. To maintain a competitive edge, we plan to continuously learn from interactions with individual visitors. Our strategy is to aggressively respond to the information those interactions elicit, and engage our customers to ensure they never want to leave.

We can make our visitors more loyal and more profitable to Streamedia by establishing a "Learning Relationship" with each of them, starting with the most valuable visitors. A Learning Relationship is a relationship that gets smarter and smarter with every user interaction. The user tells us of some need, and we customize our product and services to meet that need. Then with each interaction our products get better and better at fitting themselves to that particular visitor. Now, even if a competitor offers similar type of customization and interaction, the visitor won't be able to get the same level of convenience from the competitor until the visitor re-teaches the competitor what he or she has already spent time and energy teaching us. In effect, our product becomes more and more valuable to a visitor with each successful interaction and transaction.

Raw Materials

The use of raw materials is not now a material factor in our operations.

Competition

We believe our approach to establish Streamedia as an emerging leader in its fields reduces the threat of competition. Nevertheless, the market for Internet broadcasting and news distribution services is highly competitive. We expect that competition will continue to increase. We compete with:

      o Other websites, Internet portals, dial-up software applications and Internet broadcasters to acquire and provide content and act as a gateway to attract users,
      o Video-conferencing companies, audio conferencing companies and Internet business services broadcasters,
      o Online services, other website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertising budgets,
      o  Other news aggregators and content generators, and
      o  Other press release distributors.

There can be no assurance that we will be able to compete successfully or that the competitive pressures will not have a material adverse effect on our business, results of operations and financial condition. Competition among websites that provide compelling content, including streaming media content, is intense, and we expect competition to increase significantly in the future. Traditional media may expend resources to establish a more significant Internet presence in the future. These companies have significantly greater brand recognition and greater financial, technical, marketing and other resources than us. We also compete with other content providers for the time and attention of users and for advertising revenues.

Dependence on a Few Major Customers

Streamedia currently has no customers and we do not expect that we will be dependent on any one customer for any material percentage of our revenues.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts, Including Duration

We regard some components of technology still in development stage as proprietary and will attempt to protect those components with patents, copyrights, trade secret laws, restrictions on disclosure and other methods.

We pursue registration of our trademarks and service marks. We have, for example, undertaken to protect our right to use the names "Stream," "Streamedia," "Stream Wire," "Streamedia Webcasting," "StreamGuide," "StreamPlayer," "StreamTuner," and other names and logos unique to Streamedia by filing for trademark registration with the United States Patent and Trademark Office. Our applications are still open pending potential opposition from third parties. If there is no opposition filed in the Office of Patent and Trademark, we will be granted these marks. There has been no opposition filed to date.

Need for Government Approval

The Company does not require approval of any government agency to produce or market its services.

Effect of Existing or Probable Government Regulations on the Business

Certain existing laws or regulations specifically regulate communications or commerce on the web. Moreover, laws and regulations that address issues such as user privacy, pricing, online content regulations, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. Such regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it could take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity, and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. Any new laws regulating and/or relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our website or otherwise materially adversely affect our business.

Research and Development

Our research and development requirements primarily consist of keeping current on developments relating to technology to support the objectives of our business plan and other aspects of operating an Internet-based broadcasting venture. In addition, we have developed several proprietary applications created specifically for our Networks. As of the date of this report we have hired 15 employees who are responsible for developing and implementing our websites. In addition, we have spent $461,717 on the development and upgrading of our software and application maintenance.

Environmental Compliance

We do not face any environmental compliance issues or costs.

Employees

We employ 32 full time employees and have 3 part-time employees working for us. Of the 32 full time employees, 6 are in administration, 21 in operations, and 5 are in sales and marketing. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Risk Factors

You should be aware that there are various risks associated with our business, and us including the ones discussed below. The following risk factors should be carefully considered, together with other information contained in this Form 10-KSB, in evaluating us.

Our Limited Operating History Makes It Difficult To Determine Our Future Success. Streamedia is currently just becoming operational. To date, we have not generated any revenues. We have experienced losses of $3,784,911 through December 31, 1999, and our accumulated deficit as of such date was $4,081,671. In March 2000, we launched four network sites, but have not yet begun to generate revenues. We anticipate upcoming launches of additional websites currently in the development stage. You should consider Streamedia and our prospects in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development.

We May Not Be Able to Obtain the Financing and Capital Required to Maintain and Grow Our Business. To date, we have incurred net losses, including net losses of $3,784,911 and $296,760 for the years 1999 and 1998, respectively. As of December 31, 1999, we had an accumulated deficit of $4,081,671. We expect to incur substantial up-front capital expenditures and operating costs in connection with the operation and expansion of our network sites, which will result in significant losses for the foreseeable future. There can be no assurance that we will generate significant revenues or achieve profitable operations. Our independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things, which raises doubts about our ability to continue as a going concern.

We Are Dependent On Key Existing And Future Personnel For Our Success. Streamedia's success depends on the efforts of certain members of senior management, particularly James Rupp (President and Chief Executive Officer) and Nicholas Malino (Executive Vice President, Chief Operating Officer and Chief Financial Officer). The loss of one or both of these individuals could adversely affect our business operations or prospects. These individuals have entered into employment agreements, but we cannot guarantee that either of these individuals will continue to serve in his current capacity or for what time period this service might continue. We have not obtained key man life insurance policies with respect to these individuals.

We Are Dependant On Continued Growth and Acceptance of the Internet. Our business, results of operations and financial condition could be materially adversely affected if widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective and measurable medium for advertising.

Rapid growth in use of and interest in the Internet is a recent phenomenon. There can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support Streamedia's business. Our future revenues will depend largely on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services. Our business, results of operations and financial condition could be materially adversely affected if use of the Internet does not continue to grow or grows more slowly than expected, Internet infrastructure does not effectively support the growth that may occur, and the evolution of broadband connectivity is slower or less widespread than anticipated.

In the event that the Internet does not continue to grow or grows more slowly than expected, we may not have the ability to generate sufficient revenues. We anticipate that advertising revenues will depend on, among other factors, pricing of advertising on other websites; the amount of traffic that our websites receive; and our ability to achieve and demonstrate user and member demographic characteristics that are attractive to advertisers. All of these factors are dependant on the growth and acceptance of the Internet.

To Remain Competitive We Must Adapt to Internet Technology Trends. The market for Internet broadcast services experiences rapid technological developments, frequent new product introductions and evolving industry standards. Therefore, to remain competitive we must effectively use leading technologies, continue to develop technological expertise, and enhance our current services and continue to improve the performance, features and reliability of our network infrastructure. In addition, the widespread adoption of new Internet technologies or standards could require us to make substantial expenditures to modify our websites and services. If we fail to rapidly respond to technological developments, it could have a material adverse effect on our business, results of operations and financial condition.

Our Principle Shareholders Own a Majority of the Shares Outstanding and May Control Us. Our officers and directors own a majority of the outstanding shares of common stock. These shareholders will be able to control the vote on election of directors and to substantially impact the vote on other matters submitted to shareholders. If these shareholders act together they will be able to substantially impact any vote of the stockholders and exert considerable influence over our affairs.



ITEM 2.  PROPERTIES

         Our principle administrative, sales, marketing and research development facilities are located at 244 West 54th Street, New York, New York. The current rent for the space is $19,600 per month and our lease expires in July 2002. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         We were not a party to any significant legal proceedings as of December 31, 1999, or as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year 1999.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The principal market for our securities is the Nasdaq SmallCap Market, where shares of our common stock and warrants trade under the symbols "SMIL" and "SMILW," respectively. Our Common Stock and warrants have been quoted since December 22, 1999, the date of our initial public offering. Prior to that time, there was no public market for our securities. During fiscal year ending December 31, 1999 our shares and warrants traded as a unit under the symbol "SMILU."

The following table sets forth the range of high and low closing sales prices of our Securities for the fourth quarter of 1999:

Fiscal Quarter Ended                         High               Low
--------------------                         ----               ---

December 31                                  $9.06              $8.50
(commencing December 22, 1999)

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 4,536,750 shares of our common stock are outstanding. Of these, 1,240,000 are free trading and 3,296,750 are investment shares. We had approximately 60 holders of record of Common Stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have never paid a cash dividend. We intend to retain any future earnings for the operations and the expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTED SECURITIES

On May 16, 1999, we sold 264,490 shares of common stock at $2.00 per share pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The common stock was offered to a discreet group of accredited investors without the benefit of general solicitation or advertising. We raised $523,980 from this private placement in order to provide bridge financing for our initial public offering.

On August 24, 1999, we issued $1,815,000 of debt securities in the form of promissory notes which bear interest at a rate of 10% per annum. The notes were offered pursuant to Rule 506 of Regulation D only to accredited investors, with no general solicitation or advertising. The notes were offered as a unit, each unit consisting of a promissory note in the principal amount of $15,000 and a warrant entitling the holder to purchase 9,000 shares of our common stock at a $8.50 per share. The warrants are exercisable beginning December 22, 2000, and ending on the date five years following the date that the warrants were issued. The holders of the warrants have certain "piggyback" registration rights with respect to the shares underlying the warrants. Specifically, the holders are entitled to include their shares if the Company files a registration statement with Commission during the period beginning December 22, 2000, and ending on December 22, 2001.

We issued securities to officers, directors, and consultants as compensation for services rendered to us. Also, in 1998, we issued 25,000 shares of common stock to our legal counsel, Kogan & Taubman, L.L.C., as partial consideration for legal services in connection with our initial public offering.

USE OF PROCEEDS

Our registration statement (Registration No.333-78591) under the Securities Act for our initial public offering became effective on December 22, 1999. Pursuant to which we registered 1,200,000 Units. The offering terminated on December 27, 1999 and our managing underwriters were Institutional Equities, Inc., and Capital West Securities, Inc. The entire offering of 1,200,000 Units was sold at the offering price of $8.50 per Unit, each Unit consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $12.75 per share, at any time from issuance until December 21, 2004. Such warrants are redeemable by us, with prior written consent of Institutional Equity, Inc., at a redemption price of $.05 commencing May 17, 2000, provided that the closing price of the common stock is at least $12.75 per share for ten consecutive trading days. The aggregate amount raised pursuant to the initial public offering was $10,200,000.

In addition, there was an overallotment option for 180,000 Units, of which 40,000 Units were exercised by the underwriters in January 2000, for net proceeds of approximately $306,000.

From December 22, 1999, to December 31, 1999, we incurred the following expenses with respect to the issuance and distribution of the initial public offering:
$1,020,000 for underwriting discounts and commissions; 204,000 expenses to underwriters; $529,223 for legal, accounting, and other professional expenses.

As a result of the offering we received $8,446,777 in net total proceeds. We have used $ 92,441 for construction of plant, building and facilities; $1,878,125 repayment of indebtedness; $1371,525 for hardware, video equipment, software, and associated licenses; 497,668 for burdened payroll; and $337,521 for technical and financial consultants.

ITEM 6. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, you should read the "Risk Factors" section of this document.


OVERVIEW

From our inception in 1998 through the present, we have considered ourselves a development stage company. We started to actively develop and market our websites in 1999. As such, comparisons from the prior fiscal year are not considered meaningful. Our primary activities to date have consisted of the following:

Securing financing to begin the operating phase

We completed our Initial Public Offering on December 27, 1999. Prior to this date we completed only limited build-out and development of our technological infrastructure and recruited only a select few technical and managerial employees. Subsequent to the completion of the offering we began an extensive effort to develop a state-of-the-art infrastructure for video and audio streaming and to recruit and hire technical personnel to design, implement, and maintain these systems. The initial phase of this build-out is expected to be completed in the second quarter of 2000.

Building of streaming infrastructure and the websites

The streaming infrastructure consists of various local and wide area networks capable of streaming and storing large amounts of audio and video files. We have implemented networked environments for development, staging, and actual broadcast to the public over the Internet. The system combines a sophisticated network architecture to develop and deliver our content as well as an extensive storage system to keep files to be streamed.

Recruiting technical and broadcast production talent

The area of streaming video and audio over the Internet is new and complex. There is an extremely limited pool of talent available with expertise in this field. We have spent a great deal of time recruiting and interviewing talent for these positions. We have had success in attracting and retaining individuals with the necessary talents and experience. We have approximately 30 employees the majority of which are Network Producers, Video Editing Technicians, Digital Asset Technicians, Web Designers, Web Developers, Programmers, and LAN and Database Administrators.

Developing and refining our business model

We have devoted time to refining our business model prior to commencing actual operations. Our business model has been built around multiple lines of product and services with multiple revenue sources. We originally contemplated four business lines, which have since been consolidated into two main revenue divisions built around the types of clients that each division services. The Streamedia Networks target the Internet users and our Business Services division is aimed at corporate clients.

Establishing a network of industry partners

The Internet industry has been built around establishing partnering arrangements with competitors and collaborators alike. In furtherance of our plan and objectives, we have established partnering arrangements with Real Networks, Inc., Real Media, Inc., EMC2 , Inc., Virage, Inc., Vignette, Inc., Screaming Media, Inc., Accrue Software, Inc., COMTEX Scientific Corp., Intraware, Inc., Video Corporation of America, Inc., and Waterfront Communications.

Planning and developing of the Streamedia Networks

The Streamedia Networks are the showcase of our abilities in webcasting, streaming audio and video, and website design and development. We have evaluated, acquired, and installed hardware and software associated with the development of the Networks including ad servers, syndication servers, database servers, multimedia delivery, Internet broadcasting, online content syndication, media asset management, online advertising and customer management.

We have incurred net losses in each fiscal period since our inception and, as of December 31, 1999, had an accumulated deficit of $4,081,671. To date, we have not generated any revenues and have therefore been unable to absorb our operating expenses, and, as a result of the significant expenditures we plan to make as described above, we expect to continue to incur significant operating losses and negative cash flows from operations for the foreseeable future.

PLAN OF OPERATIONS

We have developed numerous business strategies that we plan to implement during the coming twelve months. These include adding substantially to our library of broadcast content and data feeds; enhancing our ability to deliver audio and video to large numbers of concurrent listeners and viewers, who may be attuned to dozens or even hundreds of different programming clips; and continuing to develop and incrementally launch our series of multimedia portals (the Streamedia Networks and StreamWire), and strengthening a `syndication,' or content distribution, program.

To accomplish these objectives, we need to:

      o Make substantial investments in capital equipment, such as web servers, storage devices, and other specialized computer and communications equipment,

      o  Contract for sufficient bandwidth,

      o  Devise a powerful internet infrastructure, and

      o Hire or otherwise contract with highly specialized personnel to develop, configure, administer, and operate our sites, broadcast equipment and infrastructure.

To date, we have launched four Streamedia Networks. We have also launched our StreamWire service as a compliment to our networks. We plan to launch, over time, websites at as many as possible of the over 300 registered Internet addresses we currently own, and additional domains we may purchase. We further plan to expand StreamWire as a component of the Streamedia Networks, and subsequently develop these print resources more fully. Should we fail to launch additional sites, or to develop or acquire sufficient content for those we do launch, we might not be successful in attracting viewers and listeners, without which our business would be impaired. Should we encounter difficulty in hiring appropriately skilled personnel, our site launches may be delayed, further impairing our business.

While we are building and subsequently launching Network and Channel sites, we will be purchasing, or otherwise producing or acquiring, audio and video content. Such content needs to be prepared for delivery via a process known as encoding. The encoding process is required to prepare the content for streaming, or broadcasting, over the Internet.

We plan to acquire additional content in the foreseeable future. Current industry conditions render it difficult to secure `exclusive' rights to numerous classes of content suitable for broadcasting over the Internet. To the extent to which we cannot capture exclusive broadcast rights, we will be in competition with other websites attempting to attract audiences by offering some of the same programming.

We also expect to initiate a broadcast enabling, or "StreamStation(TM)" affiliate program. Like network television broadcasters, we plan to distribute both proprietary and licensed programming from numerous sources. We plan to supply other websites with programming we have the rights to distribute. We expect to begin such syndication during the first half of 2000. We believe such syndication could provide us with a substantial number of extra distribution outlets, which may generate increased advertising revenues, and raise our stature in the industry. Should we encounter difficulties in attracting further distribution outlets for our programming, our business may be impaired.

We expect that any rise in our industry stature, such as by launching a series of successful sites, selling business to business services, and supplying third party sites with programming, will assist us to further market business to business webcast services, and thereby proportionately increase our revenue. We expect expenditures to rise in proportion to each phase of our build out. While we anticipate increased revenues concurrent with the build out, delays in product development or the institution of marketing programs could result in the risk of prolonged absence of revenues, profits or working capital.

Recent Developments

We are in the early stages of our transition to an operating Company. During 1999, we were engaged in developing the plans for our Network and Channel design and structure; identifying staffing requirements and interviewing prospective employees in sales, marketing, traditional broadcasting, editorial, design, and technology; devising a media strategy and evaluating media relations firms; reviewing potential acquisitions in such areas as multimedia production, web hosting services, and original content generation; and establishing relationships for studios, bandwidth and broadcast content, as well as information, news and data feeds.

We leased office space in midtown Manhattan. During the second quarter of 1999, we installed fiber optic cable linking us to the largest broadcast signal switching hub in Manhattan. This hub serves all of the major cable and television networks in the New York area as well as special venues such as local sports arenas, convention centers, and the Stock Exchanges. Our facilities have low-mileage, diverse digital fiber connectivity to multiple broadcast switching hubs and major metropolitan New York broadcast teleports, connections we believe will present us with unique broadcast marketing opportunities. This is due, in part, to our proximity to these key infrastructure elements, as it simplifies our ability to utilize them, and reduces the costs of doing so.

To assist us as we position to become a leader in the streaming content delivery industry, and syndication via the internet as well as traditional broadcast outlets, we recruited two key players in the advancement of the cable industry to our Board of Directors. Both were elected during 1999. We believe these Directors, their expertise, and industry contacts will give us an advantage over our competitors in the acquisition of quality content, as well as in our ability to distribute live broadcast signals from a variety of sources worldwide.

LIQUIDITY AND CAPITAL REQUIRMENTS

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. Through December 31, 1999, we raised approximately $12.5 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). Upon the completion of our IPO, we repaid $1,878,125 in debt and interest. At December 31, 1999, our principal source of liquidity was $6.7 million of cash and cash equivalents in money market accounts.

Streamedia has had significant negative cash flows from operating activities since inception. Cash used in operating activities was $1,186,180 for 1999, and $2,473 for 1998.

Cash used in investing activities was $944,664 for 1999, primarily representing capital expenditures for equipment, software and furniture and fixtures. Cash used in the purchase of fixed assets for 1998 was $1,802.

Cash provided by financing activities was $8,814,257 for 1999 and $5,500 for 1998. In 1999, the cash provided by financing activities was primarily from the $8,446,777 million received in net proceeds from the sale of Units in a public offering completed on December 27, 1999, and $1,583,500 in net proceeds from issuance of debt in August 1999, and $523,980 in proceeds from the issuance of common stock in May 1999. We repaid the debt of $1,815,000 in December 1999 from the proceeds of the Offering. In 1998, cash provided by financing activities was $5,500 from the issuance of common stock of the Company.

We believe that to accomplish our business objectives we will have to continue to expand our operations. In order to accomplish such expansion additional funding will be required. However, in the absence of this additional funding, we believe that by scaling back our planned expansion and reducing costs, through reduction of our planned sales, marketing and advertising budgets, and if necessary, reduction of payroll expenses our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities to continue as a going concern.


ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements which appears on page F-1 of this report. The Report of Independent Certified Public Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-1 of this report are incorporated into this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements on accounting and financial disclosures with our accounting firm during the reporting period or during the preparation of our audited financial statements for the year ending December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS AND EXECTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our current directors and executive officers, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified.

------------------------------------------------------------------------------------------------------------
NAME                      AGE      DIRECTOR SINCE                       POSITION
------------------------------------------------------------------------------------------------------------
Gayle Essary              59           1998            Chairman of the Board, Vice President
------------------------------------------------------------------------------------------------------------
James Rupp                38           1998            Director, President, Chief Executive Officer
------------------------------------------------------------------------------------------------------------
Nicholas Malino           49           1998            Director, Executive Vice President, Chief Operating
                                                         Officer, Chief Financial Officer
------------------------------------------------------------------------------------------------------------
Henry Siegel              56           1999            Director
------------------------------------------------------------------------------------------------------------
Robert Wussler            60           1999            Director
------------------------------------------------------------------------------------------------------------
David Simonetti           30           1999            Director
------------------------------------------------------------------------------------------------------------
Robert A. Shuey, III      45           2000            Director
------------------------------------------------------------------------------------------------------------
James Schroeder           50           2000            Director
------------------------------------------------------------------------------------------------------------

Gayle Essary is one of the founders of Streamedia and has served as Chairman of the Board of Directors and Vice President-Strategic Development since its inception. From September 1996 to the present, Mr. Essary has served as Chairman of the Board of Directors of IRI, Inc. a publicly held company in the investment data and information industry. He has also served as IRI's Chief Executive Officer from July 1997 to the present. From 1995 to 1997, Mr. Essary was founder and publisher of StreetLevel, the Waaco Kid's Forum newsletters, and other electronic products which have since merged into Capital Markets Communications Corporation. From 1988 to 1997, Mr. Essary was a Principal of New York Management Group, which provided consulting and support services to various firms and organizations, including The Thomson Corporation. From 1981 to 1988, Mr. Essary was Managing Director of the Media Financial Group and The Media Center, both companies engaged in consulting for media properties. From 1973 to 1980, Mr. Essary was President of ESCO Publishing Co., Inc., and Huthig-ESCO Publishing, Inc., which published two international dental business magazines, one of which led its field in distribution and advertising revenues. Mr. Essary studied journalism at The University of Texas.

James D. Rupp is one of the founders of Streamedia and has served as Chief Executive Officer, President and Director since Streamedia's inception. From July 1997 to September 1998, Mr. Rupp served as President, Chairman and Chief Executive Officer of Capital Markets Communications Corporation, an editor and publisher of a series of electronic newsletters, including StreetSignals(TM), TradeSignals(TM), PowerSignals(TM), AmexWire(TM), and the Waaco Kid's Forum(TM). Mr. Rupp continues as Capital Markets' Chairman. Mr. Rupp organized Web2Ventures, L.L.C., a company formed in February, 1998 to incubate, capitalize, and invest in emerging Internet firms. Since its inception, Mr. Rupp has served as the Manager of Web2Ventures. From 1990 to 1996, Mr. Rupp served as General Manager of a restaurant management concern in New York City. Mr. Rupp holds a Bachelor of Arts degree from the State University of New York at Binghamton and has pursued graduate studies in information sciences and literature at the Universities of Delaware and Maryland.

Nicholas Malino has served on the Board of Directors since 1998 and as Streamedia's Chief Financial Officer since November of 1998 and as Executive Vice President and Chief Operating Officer since August of 1999. Previously, he served as President and Chief Executive Officer of ATC Group Services, Inc., a $160 million national business services firm, providing specialized technical and project management services to Fortune 500 companies and federal, state, and local government agencies. During his tenure, he completed 16 acquisitions, ranging in size from $1 million to $85 million in gross revenues, during which time the company achieved the second highest price/earnings ratio in its sector. ATC Group Services also led its sector in profitability for twelve consecutive quarters. Mr. Malino has both a Masters of Business Administration degree in Finance, and Master and Bachelor of Science degree in Biology from the University of Bridgeport.

Henry Siegel has served as a Director of Streamedia since February of 1999. From 1995 to the present, Mr. Siegel has been the Chairman and Chief Executive Officer of Kaleidoscope Media Group, a publicly held company. Kaleidoscope is a worldwide distributor of television and home video programming including the ESPY Awards Show. Mr. Siegel began his career at Grey Advertising and in 1974 he was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services (LBS), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and Chief Executive Officer of LBS, Mr. Siegel developed numerous successful television series, including Fame and Baywatch. Mr. Siegel has been named by Advertising Age Magazine as one of the pioneers of the first 50 years of television.

Robert J. Wussler has served as a Director of Streamedia since February of 1999. Mr. Wussler is the Chairman of the Board of Directors of US Digital Communications, Inc., a publicly held company. From 1992 to the present, he has served as the President and Chief Executive Officer of the Wussler Group, a media-consulting firm. From 1994 to the present, Mr. Wussler has served as the President and Chief Executive Officer of Affiliate Enterprises, Inc., a company formed by ABC Television affiliates to pursue new business opportunities, including emerging technology applications. From 1989 to 1992, Mr. Wussler was the President and CEO of COMSAT Video Enterprises, a major supplier of satellite entertainment to the nation's lodging industry. Between 1980 and 1989, Mr. Wussler served as Senior Vice President, Corporate Executive Vice President, and President of Turner Broadcasting's Superstation, WTBS. During his 10 years at Turner, Mr. Wussler co-founded and organized CNN Headline News, and became a key player in the development of WTBS and the formation of TNT. Prior to joining Turner, Mr. Wussler served as President of CBS Sports and the CBS Television Network. Mr. Wussler is a past Chairman of the National Academy of Television Arts and Sciences, and recipient of five Emmy Awards. Mr. Wussler also serves on the Board of Directors of Ednet, Inc., a publicly held company which develops and markets integrated digital communications systems for the entertainment industry, and the Board of Directors of The Cousteau Society.

David J. Simonetti has served as a Director of Streamedia since September of 1998. Since October of 1998, Mr. Simonetti has served as Co-Chairman and Chief Executive Officer of VentureNow, Inc., a private venture capital concern. From August 1997 to December 1998, Mr. Simonetti was Chief

Executive Officer of Invoke Distribution, L.L.C., a marketing and advertising company. From February 1997 to October 1998, Mr. Simonetti was Chief Executive Officer of Projix Corporation, an Internet software company. From October 1994 through February 1997, Mr. Simonetti served as Vice President and Chief Operating Officer of Edmar, Inc., a construction management company. Mr. Simonetti also serves on the Board of Directors of NuOncology Labs, Inc., a publicly-held company. Mr. Simonetti holds a Bachelor of Arts degree from Marlboro College, in Marlboro, Vermont.

Robert A. Shuey, III has served as a director of Streamedia since January 2000. Mr. Shuey is the Chief Executive Officer and a Managing Director of Investment Banking for Institutional Equity. In September 1997, he founded Tejas Securities Group, a securities broker/dealer headquartered in Dallas, Texas, and served as a managing director and CEO until August 1998. From June 1996 to September 1997, Mr. Shuey was a vice president of investment banking at National Securities (a broker/dealer), and prior to that he was associated with various securities broker/dealers. He is a member of the Board of Director of Institutional Equity Corporation, Autobond Acceptance Corporation, Westower Corporation, and Transnational Finance Corporation. Mr. Shuey is a graduate of Babson College with a Degree in Economics and Finance.

James W. Schroeder has served as a member of the Board since January 2000 and prior to that as Advisor to the Board of Directors of Streamedia since March 1999. Since 1984, Mr. Schroeder has been Vice President-Tax, Thomson U.S. Holdings Inc. - the U.S. subsidiary of the Thomson Corporation, an E-commerce and solutions company. Prior to joining The Thomson Corporation, he was Vice President-Tax for BBDO, Inc., now Omnicom, Inc., where he started the company's worldwide tax department and was Tax Supervisor for the Celanese Corp., now Hoescht-Celanese, and Tax Analyst for Chase Manhattan Bank, NA. Mr. Schroeder is a member of the New York Chapter of the Tax Executives Institute, Chair of the Electronic Publishing subcommittee of the Media Tax Group, Chair of its delegation to the NTA Electronic Commerce and Telecommunications Project and a member of the International Tax Foundation, International Fiscal Association, Foreign Owned Group, Stamford Tax Association and the Newspaper Association of America. Mr. Schroeder obtained his MBA from Pace University and his Bachelor's Degree from the State University of New York at Albany.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We are aware that certain of our officers and directors are delinquent in their filing of reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

Information required by this Item is included is included in the in the section entitled "Executive Compensation" contained in our Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1999 fiscal year and is incorporated by reference into this
Item 10.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The Information required by this Item is included is included in the in the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1999 fiscal year and is incorporated by reference into this Item 11.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is included is included in the section entitled "Certain Relationships and Related Transactions" contained in our Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the 1999 fiscal year and is incorporated by reference into this Item 12.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following exhibits are filed as part of this report.

          *3.1  Articles of Incorporation
          *3.2  Amended and Restated by-laws
            27  Financial Data Schedule

* Incorporated by reference to our Registration Statement on Form SB-2, Registration No. 333-78591, as amended, on file with the Commission on December 20, 1999.

         (b) Reports of Form 8-K

         No reports on Form 8-K were filed during the last quarter of 1999.

         (c) Index to Financial Statements

                                                                     Page

         Report of Independent Certified Public Accountants
         Financial Statements                                         F-1

         Balance Sheet as of December 31, 1999 and 1998               F-2

         Statement of Operations For years ended December 31, 1999
         The period from Inception (April 29, 1998) through
         December 31, 1998 and Cumulative from Inception (April
         29, 1998) through December 31, 1999                          F-3

         Statement of Shareholder's Equity (Deficit) For the
         Period from Inception (April 29, 1998) through
         December 31, 1998 and the Year ended December 31, 1999       F-4

         Statement of Operations-For years ended December 31, 1999 The period from Inception (April 29, 1998) through
         December 31, 1998 and Cumulative from Inception
         (April 29, 1998) through December 31, 1999

         Statement of Cash Flows for the Year ended December 31,
         1999 The period from Inception (April 29, 1998) through
         December 31, 1998 and Cumulative from Inception (April
         29, 1998) through December 31, 1999                          F-5

         Notes to Financial Statements                                F-6

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.


                                               Streamedia Communications, Inc.

Date:    March 29, 2000                        By: /s/ James Rupp
                                                   --------------
                                                   James Rupp

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

MUST BE SIGNED BY EACH BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXECUTIVE OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER.


Signatures                         Title                                   Date
----------                         -----                                   ----

/s/ James Rupp             President and                               March 29, 2000
------------------------   CEO
James Rupp

/s/ Gayle Essary           Chairman of the Board, VP                   March 29, 2000
------------------------
Gayle Essary

/s/ Nicholas Malino        COO, CFO, Director                          March 29, 2000
------------------------
Nicholas Malino

/s/ Henry Siegel           Director                                    March 29, 2000
------------------------
Henry Siegel

/s/ Robert Wussler         Director                                    March 29, 2000
------------------------
Robert Wussler

/s/ David Simonetti        Director                                    March 29, 2000
------------------------
David Simonetti

/s/ Robert A. Shuey, III   Director                                    March 29, 2000
------------------------
Robert A. Shuey, III

/s/ James Schroeder        Director                                    March 29, 2000
------------------------
James Schroeder

                          INDEX TO FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----
Report of Independent Certified Public Accountants                                            F-1


Financial Statements

      Balance Sheets as of December 31, 1999 and 1998                                         F-2

      Statements of Operations for the Year ended December 31, 1999, the period from Inception (April 29, 1998) through December 31, 1998
           and Cumulative from Inception (April 29, 1998) through December 31, 1999           F-3

      Statement of Stockholders' Equity (Deficit) for the Period from Inception
         (April 29, 1998) through December 31, 1998 and the Year ended
           December 31, 1999                                                                  F-4

      Statements of Cash Flows for the Year ended December 31, 1999, the period from Inception (April 29, 1998) through December 31, 1998
           and Cumulative from Inception (April 29, 1998) through December 31, 1999           F-5

      Notes to Financial Statements                                                           F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    Streamedia Communications, Inc.
    (A Development Stage Company)


We have audited the accompanying balance sheets of Streamedia Communications, Inc. (the "Company") (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999, the period from inception (April 29, 1998) through December 31, 1998 and the cumulative period from inception (April 29, 1998) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Streamedia Communications, Inc. (a development stage company) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999, the period from inception (April 29, 1998) through December 31, 1998 and the cumulative period from inception (April 29, 1998) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in providing Internet-based media programming and content on the Web. To date, the Company has engaged in organizational and pre-operating activities and needs to secure additional capital and customers to continue operations. As discussed in Notes A and B to the financial statements, the Company's existence is dependent upon its ability to obtain additional capital, among other things, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


GRANT THORNTON LLP


Melville, New York
March 24, 2000

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                  December 31,

                                    ASSETS                                              1999                   1998
                                                                                     -----------           ----------
CURRENT ASSETS
    Cash and cash equivalents                                                        $ 6,684,638             $    1,225
    Licenses, net of accumulated amortization of $79,000                                 368,863
    Prepaid expenses                                                                     138,250
                                                                                      ----------
         Total current assets                                                          7,191,751                  1,225
PROPERTY AND EQUIPMENT
    Computer equipment and software                                                      706,817                  1,802
    Software development costs                                                           150,513
    Leasehold improvements                                                               127,352
    Furniture and fixtures                                                                17,758
                                                                                     ----------
                                                                                       1,002,440                  1,802
    Less accumulated depreciation and amortization                                      (157,986)                  (602)
                                                                                     -----------             ----------
                                                                                         844,454                  1,200
DEFERRED OFFERING COSTS                                                                                          75,000
                                                                                     -----------             ----------
                                                                                     $ 8,036,205             $   77,425
                                                                                     ===========             ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Current maturities of capital lease obligations                                  $    31,740
    Accounts payable and accrued expenses                                                411,021             $    4,185
    Accrued license fees                                                                 436,941
    Accrued software costs                                                               304,519
    Accrued payroll and bonus                                                            137,747                 59,000
    Accrued offering costs                                                                64,500                 25,000
    Accrued professional fees                                                             43,623                 12,000
    Accrued consulting fees                                                              132,144                 38,500
                                                                                     -----------             ----------
         Total current liabilities                                                     1,562,235                138,685
CAPITALIZED LEASE OBLIGATIONS, less current maturities                                    24,234
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; authorized - 100,000
      shares; none issued and outstanding                                                      -                      -
    Common stock, $.001 par value; authorized - 20,000,000 shares;
      issued and outstanding - 4,495,490 and 3,025,000 shares at
      December 31, 1999 and 1998, respectively                                             4,496                  3,025
    Additional paid-in capital                                                        10,526,911                232,475
    Deficit accumulated during development stage                                      (4,081,671)              (296,760)
                                                                                     -----------             ----------

         Total stockholders' equity (deficit)                                          6,449,736                (61,260)
                                                                                     -----------             ----------

                                                                                     $ 8,036,205             $   77,425
                                                                                     ===========             ==========

        The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                                       Period from             Cumulative
                                                                                     April 29, 1998          from April 29,
                                                             Year ended            (date of inception)        1998 (date of
                                                            December 31,             to December 31,          inception) to
                                                                1999                      1998              December 31, 1999
                                                         ------------------        ------------------       -----------------
Revenue                                                     $         -                $        -              $         -
                                                            -----------                ----------              -----------
Operating expenses
    Payroll and related expenses                              1,096,336                   239,000                1,335,336
    Product development                                         461,717                                            461,717
    General and administrative                                1,639,485                    57,760                1,697,245
                                                            -----------                ----------              -----------

       Total operating expenses                               3,197,538                   296,760                3,494,298
                                                            -----------                ----------              -----------

       Operating loss                                        (3,197,538)                 (296,760)              (3,494,298)

Other income (expense)
    Interest expense                                           (591,991)                                          (591,991)
    Interest income                                               4,618                         -                    4,618
                                                            -----------                ----------              -----------

       Total other expense                                     (587,373)                        -                 (587,373)
                                                            -----------                ----------              ------------

       Net loss                                             $(3,784,911)               $ (296,760)             $(4,081,671)
                                                            ===========                ==========              ===========


Basic and diluted loss per common share                          $(1.15)                    $(.10)                  $(1.30)
                                                                 ======                      ====                    =====

Weighted average shares outstanding, basic and
    diluted                                                   3,303,632                 2,922,409                3,150,295
                                                            ===========                ==========              ===========


        The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                                Preferred stock                   Common stock
                                                             Shares         Amount           Shares          Amount
                                                           ---------       --------        ---------        -------
Issuance of common stock                                                   $     -         2,910,000         $2,910
Issuance of common stock for services                                                        115,000            115
Net loss for the period
                                                           ---------       --------        ---------        -------

Balance at December 31, 1998                                       -             -         3,025,000          3,025

Issuance of common stock, net of
    associated costs                                                                         264,490            265
Issuance of common stock for services                                                          6,000              6
Grant of common stock options for
    services
Compensatory stock option expense
Issuance of common stock warrants
Issuance of common stock in initial public offering,
    net of underwriting discount and offering
    expenses of $1,753,500                                                                 1,200,000          1,200
Net loss for the year
                                                           ---------       --------        ---------        -------

Balance at December 31, 1999                                       -       $      -        4,495,490         $4,496
                                                           =========       ========        =========        =======


                                                                                    Deficit
                                                                                   accumulated
                                                                  Additional         during
                                                                    paid-in       development
                                                                    capital           stage           Total
                                                                  ----------      ------------     ----------
Issuance of common stock                                        $     2,590                       $     5,500
Issuance of common stock for services                               229,885                           230,000
Net loss for the period                                                           $  (296,760)       (296,760)
                                                                -----------       -----------     -----------

Balance at December 31, 1998                                        232,475          (296,760)        (61,260)

Issuance of common stock, net of
    associated costs                                                523,715                           523,980
Issuance of common stock for services                                11,994                            12,000
Grant of common stock options for
    services                                                        834,650                           834,650
Compensatory stock option expense                                   206,250                           206,250
Issuance of common stock warrants                                   272,250                           272,250
Issuance of common stock in initial public offering,
    net of underwriting discount and offering
    expenses of $1,753,500                                        8,445,577                         8,446,777
Net loss for the year                                                              (3,784,911)     (3,784,911)
                                                                -----------       -----------      ----------

Balance at December 31, 1999                                    $10,526,911       $(4,081,671)    $(6,449,736)
                                                                ===========       ===========      ==========


The accompanying notes are an integral part of this statement.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                              Period from           Cumulative
                                                                                            April 29, 1998        from April 29,
                                                                     Year ended           (date of inception)      1998 (date of
                                                                    December 31,            to December 31,        inception) to
                                                                        1999                     1998            December 31, 1999
                                                                    -----------            -----------------     -----------------
Cash flows from operating activities
    Net loss                                                        $(3,784,911)               $(296,760)           $(4,081,671)
    Adjustments to reconcile net loss to net cash used in
      operating activities
         Common stock issued for services                                12,000                  180,000                192,000
         Stock option granted for services                              834,650                                         834,650
         Compensatory stock option expense                              206,250                                         206,250
         Amortization of debt discount                                  272,250                                         272,250
         Amortization and write-off of deferred financing costs         231,500                                         231,500
         Depreciation and amortization                                  236,446                      602                237,048
         Changes in operating assets and liabilities
             Other current assets                                      (586,175)                                       (586,175)
             Accounts payable and accrued expenses                      406,836                    4,185                411,021
             Accrued license fees                                       436,941                                         436,941
             Accrued software costs                                     304,519                                         304,519
             Accrued payroll and bonus                                   78,747                   59,000                137,747
             Accrued offering costs                                      39,500                                          39,500
             Accrued professional fees                                   31,623                   12,000                 43,623
             Accrued consulting fees                                     93,644                   38,500                132,144
                                                                    -----------                ---------            -----------
           Net cash used in operating activities                     (1,186,180)                  (2,473)            (1,188,653)
                                                                    -----------                ---------            -----------
Cash flows from investing activities
    Purchase of property and equipment                                 (944,664)                  (1,802)              (946,466)
                                                                    -----------                ---------            -----------
           Net cash used in investing activities                       (944,664)                  (1,802)              (946,466)
                                                                    -----------                ---------            -----------

Cash flows from financing activities
    Issuance of common stock, net of associated costs                   523,980                    5,500                529,480
    Issuance of common stock in Offering, net of associated
       costs                                                          8,446,777                                       8,446,777
    Proceeds of notes payable and common stock warrants, net of
       associated costs                                               1,583,500                                       1,583,500
    Repayments of notes payable                                      (1,815,000)                                     (1,815,000)
    Deferred offering costs                                              75,000                                          75,000
                                                                    -----------                ---------            -----------
           Net cash provided by financing activities                  8,814,257                    5,500              8,819,757
                                                                    -----------               ----------            -----------
           Net increase in cash                                       6,683,413                    1,225              6,684,638
Cash at beginning of period                                               1,225                        -                  1,225
                                                                    -----------                ---------            -----------
Cash at end of period                                               $ 6,684,638                $   1,225            $ 6,685,863
                                                                    ===========                =========            ===========


        The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Nature of Operations

     Streamedia Communications, Inc. (the "Company") was incorporated in the State of Delaware and is positioning itself as a vertically-integrated New Media content generator, enabler and aggregator. The Company's two divisions are The Streamedia Networks and Business Services. In December 1999, the Company completed its initial public offering (the "Offering"). The net proceeds from the Offering were approximately $8,447,000.

     The Company is in the development stage. The Streamedia Networks consist of a suite of topical broadcast networks to deliver or "stream" live and on-demand audio and video programming. The Streamedia Networks sites intend to offer programming in areas such as, but not limited to, business, sports, women's issues, parenting, travel, education, religion, politics, health, teen and children's interests, shopping, real estate, music, technology, personal fitness, movies, entertainment and lifestyles. The Company has chosen "Crime Broadcast", "Sports Style", "Motion Arts" and "Women on the Edge" as its initial network launches. The Streamedia Networks will include StreamWire(TM), which will consist of a series of focused, subject-oriented, edited news and information products, such as wires devoted to NASDAQ or Amex-listed companies.

     The Streamedia Business Services division will market Internet and intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence. The division will attempt to deliver multimedia and text through a variety of push, poll and proprietary electronic mail mechanisms.

     The Company's operations are subject to certain risks and uncertainties, including actual and potential competition by entities with greater financial resources, experience and market presence, risks associated with the development of the Internet market, risks associated with consolidation in the industry, the need to manage growth and expansion, certain technology and regulatory risks and dependence upon sole and limited suppliers.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE A (continued)

     Basis of Presentation

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital, secure and execute strategic alliances to develop news and information content and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies:

     Revenue Recognition

     Revenue generated from video encoding services will be recognized as the service is provided and revenue from video distribution services will be recognized at the time of delivery. Revenue generated from broadcast hosting services and the sale of customer support services will be recognized as the services are provided. Revenues collected in advance will be deferred and recognized as earned. To date, the Company has not generated any revenues.

     Licenses

     Costs associated with software licensed from vendors are capitalized and amortized over the term of the licenses, generally one to two years.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE B (continued)

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the underlying lease. Estimated useful lives by class of assets are as follows:

         Computer equipment and software                   3 years
         Software development costs                        3 years
         Furniture and fixtures                            7 years
         Leasehold improvements              Lesser of useful life or lease term

     The Company assesses the recoverability of long-lived assets periodically. If there is an indication of impairment of such assets, the amount of impairment, if any, is charged to operations in the period in which impairment is determined.

Software Development Costs

     Software developed for internal use is capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's useful life (three years). Costs incurred in the preliminary project stage and for application maintenance are expensed. As of December 31, 1999, the Company capitalized $150,513 of development costs related to internal use software. Accumulated amortization aggregates approximately $12,500 at December 31, 1999.

     Fair Value of Financial Instruments

     The carrying value of the Company's financial instruments, including cash, accounts payable and accrued expenses, approximate their fair value due to their relatively short maturities.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE B (continued)

     Stock Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provision of APB No. 25 "Accounting for Stock Issued to Employees," and its related Interpretations and complies with disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123.

     Income Taxes

     The Company records income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of assets and liabilities. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be considered realizable.

     Deferred Offering Costs

     Costs incurred in connection with the Offering were deferred until the transaction was consummated in December 1999.

     Loss Per Share

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of December 31, 1999, the calculation of diluted net loss per share excludes an aggregate of 1,800,000 shares of common stock issuable upon exercise of warrants and employee stock options, as the effect of such shares would be anti-dilutive for all periods presented.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE B (continued)

     Statements of Cash Flows

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the statements of cash flows. The Company paid interest and income taxes of $63,125 and $680 respectively during the year ended December 31, 1999. During 1999, the Company acquired approximately $56,000 of computer equipment under a capital lease.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Risks and Uncertainties

     The Company is in the development stage. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated no revenues and incurred losses. The Company continues to be subject to various risks, including the need for additional financing, dependence on key personnel and the establishment of its operations as a viable business model. Furthermore, the Company is subject to the risks and uncertainties associated with Internet commerce.

     If the Company does not receive additional funding during the year ending December 31, 2000, it believes that scaling back on planned expansion and reducing costs will be sufficient to meet working capital and capital expenditure requirements through such date. Thereafter, if cash generated by operations is insufficient to satisfy the Company's liquidity requirements, it may need to sell additional equity or debt securities to continue as a going concern.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE C - STOCKHOLDERS' EQUITY (DEFICIT)

     Initial Public Offering

     On December 27, 1999, the Company completed its Offering, which consisted of 1,200,000 units, each unit consisting of one share of common stock and one redeemable warrant, at an offering price of $8.50 per unit. Each redeemable warrant entitles the holder to purchase one share of common stock at $12.75 per share, at any time from issuance until December 21, 2004. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing May 17, 2000 provided that the closing price of the common stock is at least $12.75 per share for 10 (ten) consecutive trading days. In addition, there was an overallotment option for 180,000 units, of which 40,000 units were exercised by the underwriter in January 2000, for net aggregate proceeds of approximately $306,000.

     Private Placement

     In connection with the Company's Private Placement, the Company sold during the year ended December 31, 1999, 264,490 shares of its common stock for net proceeds of $523,980.

     Stock Option Plan

     In June 1999, the Board of Directors approved the 1999 Incentive and Nonstatutory Option Plan (the "1999 Plan") for officers, directors, employees and consultants of the Company, for which the Company has reserved an aggregate of 500,000 shares of common stock. In January 2000, the Company's Board of Directors increased the aggregate number of common shares available under the 1999 Plan to 1,000,000 shares which increase was retroactive to December 22, 1999. Options granted under the 1999 Plan (which includes option grants prior to the Plan's adoption) may be either incentive stock options or non-qualified stock options. The term of any option may be fixed by the Board of Directors but in no event shall exceed ten years from the date of grant. Options granted to an employee of the Company shall become exercisable over a period of no longer than five years. The term for which options may be granted under the 1999 Plan expires June 29, 2009.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE C (continued)

     In November 1999, the Company's Board of Directors granted stock options to two employees to purchase 110,000 and 75,000 shares of common stock, respectively, at an exercise price of $2.00 (a price below the estimated fair market value of the Company's common stock of $7.50 on the date of issuance) and $7.50 per share, respectively. The options issued at an exercise price of $2.00 are contingent upon meeting certain performance criteria, which is expected to commence during the year ending December 31, 2000. The Company will record compensation expense of $605,000 in the periods in which the performance criteria are achieved. Accordingly, the Company has not recorded any compensation charge to operations during the year ended December 31, 1999 pertaining to such options.

     In October 1999, the Company granted a consultant options to acquire 150,000 shares of common stock at an exercise price equal to the Offering price. Pursuant to the consulting agreement, 132,500 options vest immediately and the remaining 18,500 options vest ratably over one year commencing November 14, 1999. On November 23, 1999, the Company modified the consulting agreement to provide for (i) the cancellation of the options to acquire 150,000 shares of the Company's common stock and (ii) the reissuance of an equal number of options to be granted on December 22, 1999, the effective date of the Offering (which 130,000 options vested immediately and the balance vested ratably over the next thirty days following the effective date of the Offering), at an exercise price equal to the Offering price. These options were valued at $763,500, based on the Offering price of $8.50, which was recognized as a charge to operations during the year ended December 31, 1999.

     In August 1999, the Company's Board of Directors granted stock options to an executive officer, directors and a consultant to purchase an aggregate of 63,000 shares, 30,000 shares and 10,000 shares of common stock, respectively, at an exercise price of $7.50 per share. For the year ended December 31, 1999, the Company recorded a charge to operations of $50,900, representing the estimated fair market value of the option granted to the consultant using the Black-Scholes option pricing model.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



     NOTE C (continued)

     In June 1999, the Company entered into an employment agreement with an employee, which provides for an annual base salary of approximately $90,000 and is cancelable by either party upon written notice. In connection with this agreement, the Company granted such employee an option to purchase 150,000 shares of common stock at an exercise price of $2.00 per share. The option was granted at an exercise price below the fair market value of the Company's common stock, resulting in aggregate total compensation of $825,000, of which non-cash compensation of $206,250 was recorded for the year ended December 31, 1999. In December 1999, this employment agreement was terminated and no further compensation charge pertaining to his unvested options will be recognized from the contract as the unvested options were forfeited.

     In March 1999, the Company issued an option to a consultant to purchase 15,000 shares of common stock, which vests immediately, at an exercise price of $2.00 (the estimated fair market value of the Company's common stock on the date of grant determined by reference to cash sales of common stock to third parties through the Private Placement). For the year ended December 31, 1999, the Company recorded a charge to operations of $20,250 representing the estimated fair market value of the option granted to the consultant using the Black-Scholes option pricing model.

     In February 1999, the Company issued options to directors to purchase 60,000 shares of common stock, which vest immediately, at an exercise price of $2.00 (the estimated fair market value of the Company's common stock on the date of grant determined by reference to cash sales of common stock to third parties through the Private Placement).

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



     NOTE C (continued)

     Activity under the 1999 plan is summarized as follows:


                                                            Outstanding options
                                           ---------------------------------------------------------
                                                                                         Weighted
                                                         Exercise      Weighted           average
                                            Number         price        average          remaining
                                              Of            per        exercise         contractual
                                            shares         share         price          life (years)
                                            ------         -----         -----          ------------

      Balance at January 1, 1999               -             -               -                -

      Options granted                       712,500    $2.00 - 7.50        $5.25             9.53

      Options forfeited                    (112,500)       $2.00           $2.00
                                           --------

      Balance at December 31, 1999          600,000    $2.00 - 7.50        $5.25             9.53
                                           ========


     Of the 600,000 outstanding options, 215,500 options were exercisable with a weighted average exercise price of $4.63 per share and a weighted average remaining contractual life of 8.85 years at December 31, 1999.

     The Company accounts for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related Interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the year ended December 31, 1999 would have been increased to the pro forma amounts indicated below:

     Net loss
         As reported                                          (3,784,911)
         Pro forma                                            (4,581,681)

     Basic and diluted loss per share
         As reported                                            (1.15)
         Pro forma                                              (1.39)

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



     NOTE C (continued)

     The fair value of the Company's stock-based awards was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions for the year ended December 31, 1999: expected life of five years, expected volatility of 80% and a risk-free interest rates ranging from 4.70% to 6.26%. The weighted average fair value of options granted for the year ended December 31, 1999 was $5.12.

     Notes Payable

     In August 1999, the Company issued a series of promissory notes to investors bearing interest at the stated rate of 10% per annum for an aggregate principal amount of $1,815,000. Each note was part of a unit which consisted of (i) a $15,000 promissory note and (ii) a warrant to purchase up to 9,000 shares of the Company's common stock. The Company issued an aggregate of 121 warrants to these investors to purchase 1,089,000 shares in total of the Company's common stock at an exercise price equal to the Offering price of $8.50. Each warrant may be exercised twelve months after the closing date of the Offering or before July 31, 2004. Each note was payable in full the earlier of (i) July 31, 2002 or
     (ii) on the effective date of the Offering. On December 27, 1999, the Company repaid the aggregate principal of these notes plus accrued interest from the net proceeds of the Offering. Financing costs incurred amounted to $231,500 and was being amortized on a straight-line basis over the three-year term of the notes. However, as a result of the Offering and repayment of the notes, the Company recognized an interest charge in 1999 of approximately $206,000 for the write-off of the remaining unamortized deferred costs.

     In determining the fair value of the notes and warrants, the Company used an effective interest rate of 15% based on the Company's estimated borrowing rate. The resulting fair values of the notes and warrants at issuance were $1,542,750 and $272,250, respectively. The carrying value of the notes was being accreted to the face value of $1,815,000 using the interest method over the three-year term of the notes. However, as a result of the Offering and repayment of the notes, the Company recognized an interest charge in 1999 of approximately $225,000 for the write-off of the remaining unamortized deferred discount.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998




NOTE D - INCOME TAXES

     No income tax benefit has been recognized for the periods ended December 31, 1999 and 1998 for pre-tax losses due to the uncertainty of realization in future periods. A full valuation allowance has been provided as management believes that it is more likely than not that the deferred tax assets will not be realized. The provision for income taxes differed from the amount computed using the Federal statutory rate as follows:

                                                           1999                              1998
                                                           ----                              ----
                                                  Amount             %             Amount              %
                                                  ------             -             ------              -
     Federal statutory rate                    $(1,286,870)        (34.0)        $(100,048)         (34.0)
     State income tax benefit, net of
      Federal expense                             (448,758)        (11.9)          (35,311)         (12.0)
     Permanent differences                          15,391           0.4                 -              -
     Current year loss, for which no tax
      benefit is available                       1,720,237          45.5           135,359           46.0
                                               -----------       -------         ---------         ------
                                               $         -             -%        $       -              -%
                                               ===========       =======         =========         ======


     Significant components of the Company's deferred tax assets are as follows:



                                                      1999         1998
                                                      ----         ----
    Deferred tax assets:
    Net operating loss                              $738,905       $7,151
    Start-up and organizational costs                460,000            -
    Stock based compensation                         561,614       82,800
    Other                                             95,076       45,408
                                                 -----------    ---------
                                                   1,855,595      135,359
    Valuation allowance                           (1,855,595)    (135,359)
                                                 -----------    ---------
    Net deferred tax assets                                -            -
                                                 ===========    =========

     At December 31, 1999, the Company has a net operating loss carryforward of approximately $1,600,000, which expire from 2018 through 2019.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                           December 31, 1999 and 1998



NOTE E - RELATED PARTY TRANSACTION

     In August 1999, the Company entered into a $40,000 one-year consulting agreement with an entity in which the entity's chief executive officer is a director of the Company.


NOTE F - COMMITMENTS AND CONTINGENCIES

     Office Lease

     In August 1999, the Company entered into a three-year, noncancelable office lease agreement with monthly minimum payments of $7,000 and terminated its then existing office lease agreement without any financial consequences to the Company. A security deposit of $7,000 was required as a condition of such lease. The minimum lease payments under the noncancelable lease is summarized as follows:

                       2000               $ 84,000
                       2001                 84,000
                       2002                 49,000
                                         ---------
                                         $ 217,000
                                         =========


     Employment Agreements

     The Company maintains employment agreements with certain executive officers. These agreements provide for monthly base salaries and benefits (when annualized, aggregating $272,000 in executive compensation) and are cancelable by either party upon written notice. In addition, the Company's employment contracts contemplate the issuance of common stock and common stock options to the executives based upon achievements to be established. In connection with the successful completion of the Offering on December 27, 1999, the Company compensated its chief financial officer with a $100,000 bonus which was charged to operations in 1999.

     In June 1999, the Company's Board of Directors approved the amendment of certain executive officer employment agreements. The amendments principally increased aggregate annual compensation to $500,000.