Form 10QSB
period 2000-03-31
STREAMEDIA COMMUNICATIONS INC
filed 2000-05-15
CIK 1083384

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                       ---------------

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

                        Streamedia Communications, Inc.
                        -------------------------------
              (Exact name of small business issuer in its charter)


          Delaware                                          22-3622272
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

 244 West 54th Street New York, New York                      10019
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number    (212) 445-1700
                             --------------

 Securities registered under
  Section 12(b) of the Act:                               None

      Title of each class                    Name of each exchange on which
                                             registered

--------------------------------             ------------------------------

--------------------------------             ------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_X__.  No____.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ___________ No ______________


         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of May 12, 2000, the Company had 4,742,004 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): ________     _______

ITEM I.  FINANCIAL INFORMATION

Part 1 - Financial Information

                                                                                     Page

Item 1 - Financial Statements

Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                F-2

Statements of Operations for the three months ended March 31, 2000 and 1999, and
Cumulative from Inception (January 13, 1998) through
March 31, 2000 (unaudited)                                                           F-3

Statement of Stockholders' Equity (Deficit) for the three months ended
March 31, 2000 (unaudited)                                                           F-4

Statements of Cash Flows for the three months ended March 31, 2000 and 1999, and
Cumulative from Inception (January 13, 1998) through March 31, 2000 (unaudited)      F-5

Notes to Financial Statements                                                        F-6 - F-11
-----------------------------



                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)

                                                                                      March 31,            December 31,
                                    ASSETS                                              2000                 1999 (a)
                                                                                     -----------           ----------
CURRENT ASSETS
    Cash and cash equivalents                                                       $  4,224,756           $  6,693,061
    Licenses, net of accumulated amortization of $171,000 and $79,000
      at March 31, 2000 and December 31, 1999, respectively                              300,840                392,363

    Prepaid expenses                                                                     125,729                142,207
                                                                                    ------------            -----------

         Total current assets                                                          4,651,325              7,227,631

PROPERTY AND EQUIPMENT
    Computer equipment and software                                                    1,406,368                751,297
    Software development costs                                                           430,914                150,513
    Leasehold improvements                                                               277,062                127,352
    Furniture and fixtures                                                                21,977                 19,841
                                                                                      ----------          -------------

                                                                                       2,136,321              1,049,003

    Less accumulated depreciation and amortization                                      (298,254)              (167,494)
                                                                                     -----------           ------------

                                                                                       1,838,067                881,509

OTHER ASSETS                                                                              23,666                  7,000
                                                                                    ------------         --------------

                                                                                    $  6,513,058           $  8,116,140
                                                                                     ===========            ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of capital lease obligations                               $       31,740         $       31,740
    Accounts payable and accrued expenses                                                623,184                429,265
    Accrued license fees                                                                                        436,941
    Accrued software costs                                                               137,231                304,519
    Accrued payroll                                                                      106,334                137,747
    Accrued offering costs                                                                                       64,500
    Accrued professional fees                                                             73,385                 43,623
    Accrued consulting fees                                                               41,921                132,144
                                                                                   -------------           ------------

         Total current liabilities                                                     1,013,795              1,580,479

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                    21,696                 24,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized - 100,000
      shares; none issued and outstanding
    Common stock, $.001 par value; authorized - 20,000,000 shares; issued and outstanding - 4,730,044 and 4,624,844 shares at
      March 31, 2000 and December 31, 1999, respectively                                   4,730                  4,625
    Additional paid-in capital                                                        11,299,228             10,720,846
    Deficit accumulated during development stage                                      (5,826,391)            (4,214,044)
                                                                                      ----------            -----------

         Total stockholders' equity                                                    5,477,567              6,511,427
                                                                                     -----------            -----------

                                                                                    $  6,513,058           $  8,116,140
                                                                                     ===========            ===========



(a) Retroactively restated to combine the financial positions of Streamedia Communications, Inc. (Streamedia) with Eons Ahead Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                             (a)
                                                                                                          Cumulative
                                                                                                       from January 13,
                                                                                                        1998 (date of
                                                                   Three months ended March, 31         Inception) to
                                                                  -------------------------------      ---------------
                                                                     2000                1999 (a)      March 31, 2000
                                                                  -----------            ---------     ---------------

Revenue                                                        $        7,344           $   20,841       $    237,769
                                                                -------------            ---------       ------------

Operating expenses
    Payroll and related expenses                                      767,463              156,224          2,162,935
    Product development                                                23,024                                 542,501
    General and administrative                                        894,441               87,838          2,815,747
                                                                      -------            ---------         ----------

       Total operating expenses                                     1,684,928              244,062          5,521,183
                                                                   ----------             --------          ---------

       Operating loss                                              (1,677,584)            (223,221)        (5,283,414)
                                                                   -----------            --------         ----------

Other income (expense)
    Interest expense                                                   (6,576)                               (619,410)
    Interest income                                                    71,813                                  76,433
                                                                 ------------        -------------       ------------

       Total other income (expense)                                    65,237             -                  (542,977)
                                                                 ------------        -------------        -----------

       Net loss                                                   $(1,612,347)           $(223,221)       $(5,826,391)
                                                                   ==========             ========         ==========


Basic and diluted loss per common share                                $(.34)               $(.07)            $(1.93)
                                                                        ====                 ====              =====

Weighted average shares outstanding, basic and diluted              4,730,044            3,385,104          3,015,827
                                                                    =========            =========          =========




(a) Retroactively restated to combine the results of operations of Streamedia with Eons Ahead Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                                           Deficit
                                                                                                         accumulated
                                                                                            Additional     during
                                               Preferred stock          Common stock         paid-in     development
                                              Shares    Amount      Shares      Amount       capital        stage           Total
                                              ------    ------      ------      ------      ----------   -----------        -----

Balance at January 1, 2000 (a)                                     4,624,844     $4,625    $10,720,846   $(4,214,044)   $ 6,511,427

Issuance of common stock for services                                  7,700          8         39,105                      39,113

Issuance of common stock pursuant
   to the exercise of stock options                                   37,500         37         74,963        75,000

Issuance of common stock in
   connection with the overallotment
   option of the initial public offering,
   net of underwriting discounts of
   $40,800                                                            40,000         40        299,160                     299,200

Compensatory stock option expense                                                               88,288                      88,288

Issuance of common stock for business                                 20,000         20         76,866                      76,886
   acquisition

Net loss for the period                                                                                  (1,612,347)     (1,612,347)
                                            ---------  ---------   ---------      -----    -----------   ----------      ----------

Balance at March 31, 2000                       -      $     -     4,730,044     $4,730    $11,299,228  $(5,826,391)    $ 5,477,567
                                            =========   ========   =========      =====     ==========   ==========      ==========


(a) Retroactively restated to combine the financial positions of Streamedia with Eons Ahead Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                              Cumulative
                                                                                                           From January 13,
                                                                        Three months ended March 31,        1998 (date of
                                                                       -------------------------------       Inception) to
                                                                          2000                 1999(a)      March 31, 2000(a)
                                                                       -----------          ----------      --------------
Cash flows from operating activities
    Net loss                                                           $(1,612,347)          $(223,221)       $(5,826,391)
    Adjustments to reconcile net loss to net cash used in
      Operating activities
         Common stock issued for services                                   39,113              12,000            231,113
         Stock option granted for services                                                      20,250            834,650
         Compensatory stock option expense                                  88,288                                294,538
         Amortization of debt discount                                                                            272,250
         Amortization and write-off of deferred financing costs                                                   231,500
         Depreciation and amortization                                     222,282                 793            469,546
         Changes in operating assets and liabilities
             Prepaid expenses and other current assets                      16,478                               (597,861)
             Other assets                                                  (16,666)             (3,989)           (23,666)
             Accounts payable and accrued expenses                         193,920              16,739            623,184
             Accrued license fees                                         (436,941)
             Accrued software costs                                       (167,288)                               137,231
             Accrued payroll and bonus                                     (31,413)             14,017            106,334
             Accrued offering costs                                        (64,500)
             Accrued professional fees                                      29,762              (7,900)            73,385
             Accrued consulting fees                                       (90,223)            (38,500)            41,921
                                                                       -----------           ---------       ------------

           Net cash used in operating activities                        (1,829,535)           (209,811)        (3,132,266)
                                                                        -----------           --------         ----------

Cash flows from investing activities
    Purchase of property and equipment                                  (1,010,432)            (16,767)        (2,003,462)
                                                                        ----------             -------         ----------

           Net cash used in investing activities                        (1,010,432)            (16,767)        (2,003,462)
                                                                        ----------             -------         ----------

Cash flows from financing activities
    Issuance of common stock, net of associated costs                      299,200             456,500            828,809
    Issuance of common stock in Offering, net of associated
      Costs                                                                                                     8,446,777
    Proceeds from the exercise of stock options                             75,000                                 75,000
    Proceeds of notes payable and common stock warrants, net
      of associated costs                                                                                       1,583,500
    Repayments of notes payable                                                                                (1,815,000)
    Deferred offering costs                                                                   (174,500)            50,000
    Conversion of Stockholder loan into capital                                                 27,117            193,936
    Principal payments on capital lease obligations                         (2,538)                                (2,538)
                                                                      ------------       -------------      --------------

           Net cash provided by financing activities                       371,662             309,117          9,360,484
                                                                       -----------            --------         ----------

           Net (decrease) increase in cash                              (2,468,305)             82,539          4,224,756

Cash at beginning of period                                              6,693,061               9,691             -
                                                                        ----------          ----------         ----------

Cash at end of period                                                  $ 4,224,756          $   92,230        $ 4,224,756
                                                                        ==========           =========         ==========



The accompanying notes are an integral part of these statements.


(a) Retroactively restated to combine the financial positions of Streamedia with Eons Ahead Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

     The interim unaudited financial statements include the accounts of Streamedia Communications, Inc. ("Streamedia" or the "Company") and the accounts of companies acquired in business combinations accounted for under
     (1) the purchase method from their respective acquisition date and (2) the pooling of interests method, giving retroactive effect for all periods presented. See Note C for the effects of the pooling on previously reported revenues, net loss and loss per share resulting from the business combination with Eons Ahead, Inc., which was acquired by the Company during March 2000 and accounted for as a pooling of interests.

     The balance sheet as of March 31, 2000 and the related statements of operations for the three-month periods ended March 31, 2000 and 1999, stockholders' equity for the three-month period ended March 31, 2000 and cash flows for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of March 31, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results expected for the full year.


NOTE B - NATURE OF OPERATIONS

     Streamedia was incorporated in the State of Delaware and is positioning itself as a vertically-integrated New Media content generator, enabler and aggregator. The Company's two divisions are Streamedia Networks and Business Services. In December 1999, the Company completed its initial public offering (the "Offering"). The net proceeds from the Offering were approximately $8,447,000.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2000
                                   (unaudited)



NOTE B (continued)

     The Company is in the development stage. Streamedia Networks consist of a suite of topical broadcast networks to deliver or "stream" live and on-demand audio and video programming. The Streamedia Networks sites intend to offer programming in Streamedia Communications, Inc. areas such as, but not limited to, business, sports, women's issues, parenting, travel, education, religion, politics, health, teen and children's interests, shopping, real estate, music, technology, personal fitness, movies, entertainment and lifestyles, The Company has chosen "Crime Broadcast," "Sports Style," "Motion Arts" and "Women on the Edge" as its initial network launches. The Streamedia Networks will include StreamWire which will consist of a series of focused, subject-oriented, edited news and information products, such as wires devoted to NASDAQ or Amex-listed companies.

     Streamedia Business Services division will market Internet and intranet broadcasting services to a wide spectrum of enterprises, such ads, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence.

     The division will attempt to deliver multimedia and text through a variety of push, poll and proprietary electronic mail mechanisms. The Company's operations are subject to certain risks and uncertainties, including actual and potential competition by entities with greater financial resources, experience and market presence, risks associated with the development of the Internet markets, risks associated with consolidation in the industry, the need to manage growth and expansions, certain technology and regulatory risks and dependence upon sole and limited suppliers.

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated nominal revenues and incurred losses. Continuation of the Company's existence is dependent upon its ability to obtain additional capital, secure and execute strategic alliances to develop news and information content and sustain profitable operations. The uncertainty related to these conditions raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2000
                                   (unaudited)



NOTE C - BUSINESS COMBINATIONS

     During March 2000, the Company completed the acquisition of Eons Ahead, Inc. ("Eons") through a stock-for-stock merger. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 129,354 shares of Company common stock for all of Eons common stock. Eons is a technology-based company, incorporated on January 13, 1998, which designs, markets and develops strategies for other entities.

     The reconciliation below details the effects of the pooling on previously reported revenues, net loss and loss per share of the separate companies for the three months ended March 31, 2000 and 1999 and cumulative from January 13, 1998 (date of inception) to March 31, 2000.

                                                                                 Cumulative
                                                                                from January
                                                                                13, 1998 (date
                                                                                 of inception)
                                                                                  to March 31,
                                                    Three months ended               2000
                                           ------------------------------------- --------------
                                           March 31, 2000         March 31, 1999
                                           --------------         --------------
Revenues
   Streamedia                                $      --              $      --     $      --
   Eons                                            7,344                 20,841       237,769
                                             -----------            -----------   ------------

   Combined                                  $     7,344            $    20,841   $   237,769
                                             ===========            ===========   ============

Net loss
   Streamedia                                $(1,580,970)           $  (189,725)  $(5,662,642)
   Eons                                          (31,377)               (33,496)     (163,749)
                                             -----------            -----------   ------------

   Combined                                  $(1,612,347)           $  (223,221)  $(5,826,391)
                                             ===========            ===========   ============

Loss per share
   Streamedia                                $      (.33)           $      (.06)  $     (1.88)
   Eons                                             (.01)                  (.01)         (.05)
                                             -----------            -----------   ------------

   Combined                                  $      (.34)           $      (.07)  $     (1.93)
                                             ===========            ===========   ============

     On March 31, 2000, the Company purchased certain web site domains and production assets from Kudzu NewMedia and Bijou Cafe. Com (collectively, "Bijou") for 20,000 shares of the Company's stock, valued on the effective date of agreement at approximately $76,000, representing the fair market value of the assets acquired.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2000
                                   (unaudited)



NOTE C (continued)

     The acquisition was accounted for as a purchase, and accordingly, the statements of operations include the results of operations of Bijou since acquistion. The operations of Bijou are not significant to the Company's operations.


NOTE D - LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of March 31, 2000, the calculation of diluted net loss per share excludes an aggregate of 3,045,500 shares of common stock issuable upon exercise of warrants and employee stock options, as the effect of such shares would be antidilutive for all periods presented.


NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

     Initial Public Offering

     On December 27, 1999, the Company completed its Offering, which consisted of 1,200,000 units, each unit consisting of one share of common stock and one redeemable warrant, at an offering price of $8.50 per unit. Each redeemable warrant entitles the holder to purchase one share of common stock at $12.75 per share, at any time from issuance until December 21, 2004. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing May 17, 2000 provided that the closing price of the common stock is at least $12.75 per share for 10 (ten) consecutive trading days. In addition, there was an overallotment option for 180,000 units, of which 40,000 units were exercised by the underwriter in January 2000, for net aggregate proceeds of approximately $299,000.

     During the three months ending March 31, 2000, the Company issued 7,700 shares of common stock at their fair market value on the date of issuance, amounting to approximately $39,000, to consultants for services rendered.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                 March 31, 2000
                                   (unaudited)



NOTE E (continued)

     In August 1999, the Company's Board of Directors granted stock options pursuant to the Company's 1999 Incentive and Nonstatutory Option Plan (the "1999 Plan") to an employee to purchase 110,000 shares of common stock at an exercise price of $2.00 per share (a price below the estimated fair market value of the Company's common stock of $7.50 on the date of issuance). Of the 110,000 options, 75% vest ratably over three years from the date of grant for which compensation expense of $453,750 is recognizable over such period. The remaining 25% of such options vest upon achieving certain performance based criteria, which is expected to occur during the year ending December 31, 2000. Compensation expense for these options will be recognized based on the intrinsic value of such options at the time the performance based criteria is achieved. Compensation expense relating to these options of approximately $88,000 was recognized for the three months ending March 31, 2000.

     For the three months ended March 31, 2000, the Company's Board of Directors granted stock options under the 1999 plan to certain employees to purchase an aggregate of 154,000 shares of common stock at exercise prices representing the fair market value of the underlying common stock at the time of the respective grants. Additionally, options to purchase 37,500 shares of common stock were exercised, aggregating $75,000 in proceeds to the Company.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000
                                   (unaudited)


ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers, however, should carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

OVERVIEW

We were organized in the State of Delaware on April 29, 1998. From the date of our inception through the present, we have considered ourselves a development stage company. Our primary activities to date have consisted of the following:

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

Building of streaming infrastructure and the web sites

The streaming infrastructure consists of various local and wide area networks capable of streaming and storing large amounts of audio and video files. We have implemented networked environments for development, staging, and actual broadcast to the public over the Internet. The system combines a sophisticated network architecture to develop and deliver our content as well as an extensive system to store files to be streamed.

Recruiting technical and broadcast production talent

The area of streaming video and audio over the Internet is new and complex. There is an extremely limited pool of talent available with expertise in this field. We have spent a great deal of time recruiting and interviewing talent for these positions. We have had success in attracting and retaining individuals with the necessary talents and experience. We have approximately 35 employees the majority of which are Network Producers, Video Editing Technicians, Digital Asset Technicians, Web Designers, Web Developers, Programmers, and LAN and Database Administrators.

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

Planning and developing of the Streamedia Networks

The Streamedia Networks are the showcase of our abilities in webcasting, streaming audio and video, and web site design and development. We have evaluated, acquired, and installed hardware and software associated with the development of the Networks including ad servers, syndication servers, database servers, multimedia delivery, Internet broadcasting, online content syndication, media asset management, online advertising and customer management.

Planning and developing our Business Services

Our business services are designed to provide technology and consulting expertise and services to traditional media companies, traditional businesses with media assets, and online businesses and web sites. Our Streamedia Digital Solutions includes encoding services, digital security, video indexing, broadcasting production, and web design. In developing our business services area, we have acquired and installed hardware and software that allows us to perform these services for other companies.

COMPARISION OF RESULTS FOR THE QUARTER ENDED MARCH 31, 2000, COMPARED TO THE QUARTER ENDED MARCH 31, 1999.

On March 31, 2000, we acquired Eons Ahead, Inc., a New York web design firm. The financial statements presented with this discussion reflect this transaction as a "pooling of interests" of Eons Ahead Inc., which was incorporated on January 13, 1998. The discussion that follows, and all future discussions, will exclusively address the financial statements of the "pooled" Company and retroactively combine the financial positions of Streamedia with Eons Ahead, Inc.

REVENUE. Total revenue decreased $13,497 to $7,344 in the first quarter of Fiscal 2000 as compared to $20,841 for the same period of 1999. These revenues are primarily due to our acquisition of Eon Ahead, Inc., which was accounted for as a pooling of interests and had nominal revenues for the first quarters of 1999 and 2000.

OPERATING EXPENSES. Total operating expenses increased $1,440,866 or by 590% in the first quarter or 1999. This was due to recruiting, hiring, and training of additional technical and administrative employees, costs to support the web site operations, development of our infrastructure, implementation of systems, including our video storage systems, Internet service provider costs, and development of our business to business service model.

LIQUIDITY AND CAPITAL RESOURCES. We incurred net losses every quarter since our inception. During the Fiscal quarter ended March 31, 2000, we had net losses of $1,612,347 an increase of 622% as compared to net losses of $223,221 in the Fiscal quarter ended March 31, 1999.

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. Through March 31, 2000, we raised approximately $12.8 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). We completed our initial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest. On March 31, 2000, our principal source of liquidity was approximately $4,225,000 of cash and cash equivalents and money market accounts.

During this Fiscal year, we plan to implement several business strategies. These include substantially adding to our library of broadcast content and data feeds; enhancing our ability to deliver audio and video to large numbers of concurrent listeners and viewers, who may be attuned to dozens or even hundreds of different programming clips; continue developing and incrementally launch our series of multimedia portals (the Streamedia Networks and StreamWire); and strengthening a "syndication," or content distribution, program.

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

We plan to launch, over time, additional web sites at as many as possible of the over 300 registered Internet addresses we currently own, and additional domains we may purchase. We further plan to expand StreamWire as a component of the Streamedia Networks, and subsequently develop these print resources more fully. Should we fail to launch additional sites, or to develop or acquire sufficient content for those we do launch, we might not be successful in attracting viewers and listeners, without which our business would be impaired. Should we encounter difficulty in hiring appropriately skilled personnel, additional site launches may be delayed, further impairing our business.

While we are building and subsequently launching Network and Channel sites, we will be purchasing, or otherwise producing or acquiring, audio and video content. Such content needs to be prepared for delivery via a process known as encoding. The encoding process is required to prepare the content for streaming, or broadcasting, over the Internet.

We plan to acquire additional content. Current industry conditions render it difficult to secure "exclusive" rights to numerous classes of content suitable for broadcasting over the Internet. To the extent to which we cannot capture exclusive broadcast rights, we will be in competition with other web sites attempting to attract audiences by offering some of the same programming.

We are planning to begin an initiative to distribute various proprietary and licensed Internet programming to traditional and content venues, such as television and home video. We expect to begin this syndication in the second or third Fiscal quarter of 2000.

We anticipate that any rise in our industry stature, such as by launching a series of successful sites, selling business to business services, and supplying third party sites with programming, will assist us to further market business to business webcast services, and thereby proportionately increase our revenue. We expect expenditures to rise in proportion to each phase of our build out. While we anticipate increased revenues concurrent with the build out, delays in product development or the institution of marketing programs could result in the risk of prolonged absence of revenues, profits, or working capital.

During the quarter ended March 31, 2000, we increased our property and equipment assets by expending $1,010,432. This represents a substantial portion of our technical capital infrastructure. Furthermore, we estimate that we will spend an additional $700,000 completing our infrastructure. We expect to complete this build-out in the second quarter of Fiscal 2000, at which time we anticipate that the monthly rate of capital consumption will significantly decrease.

Nevertheless, we believe that to accomplish our business objectives we will have to continue to expand our operations. However, our limited operating history makes predictions of our future results of operations difficult to access. We have incurred net losses in each Fiscal period since our inception and, as of March 31, 2000, we had an accumulated deficit of $5,826,391. To date, we have not generated any significant revenues, and we may never achieve profitable operations. Indeed, our history of operating losses raises doubt about our ability to continue operations. Based upon our projected costs for the year 2000 and our past operating losses, we will need to obtain sufficient additional financing or other working capital to fund our operations. If we do not obtain additional financing or working capital, we believe that scaling back our planned expansion and reducing costs, through reduction of our planned sales, marketing and advertising budgets, and if necessary, reduction of payroll expenses our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities to continue as a going concern.

                                     PART 11

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not a party to any significant legal proceedings as of March 31, 2000, or as of the date of this filing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTED SECURITIES

On March 31, 2000, we acquired Eons Ahead, Inc., a New York boutique web design firm. In that acquisition, we issued 129,354 shares of our restricted common stock to the three shareholders of Eons Ahead, Inc. This issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the sale did not involve any public offering of our stock.

On March 31, 2000, we acquired the certain web site domains and production assets from Kadzu NewMedia and Bijou Cafe.com for 20,000 shares of our restricted common stock at a value on the effective date of $76,000. These shares, when issued, are exempt from registration under Section 4(2) of the Securities Act of 1933, as this sale does not involve a public offering of our stock.

On January 12, 2000, we issued 700 shares of our restricted common stock to a consultant in exchange for services. On March 9, 2000, we issued 7,000 shares of our restricted common stock to Atlantic Pacific Music as a consulting fee. These shares, when issued, are exempt from registration under Section 4(2) of the Securities Act of 1933, as these sales do not involve public offerings of our stock.

On March 10, 2000, we sold 37,500 shares of unregistered common stock to a former employee, pursuant to the exercise of stock options issued in 1999 in accordance with our stock option plan. These shares were exempt from registration pursuant to Rule 701 of the Securities Act of 1933, as the options were issued prior to the effective date of our registration statement.


USE OF PROCEEDS

As a result of our initial public offering we received $8,446,777 in net total proceeds. As of March 31, 2000, we have used $115,158 for construction of plant, building and facilities; $1,878,125 repayment of indebtedness; $1,726,766 for hardware, video equipment, software, and associated licenses; $1,265,131 for burdened payroll; and $493,194 for technical and financial consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by this report there have been no special meetings or an annual meeting of our shareholders. Our annual meeting of shareholders is scheduled for May 17, 2000.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report.

         There are no exhibits to be filed as part of this report.

(b)      Reports of Form 8-K

         There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Streamedia Communications, Inc.
Date:    May 15, 2000                            By: /s/ Nicholas Malino
                                                     -------------------
                                                     Nicholas Malino