Form 10QSB/A
period 2000-03-31
STREAMEDIA COMMUNICATIONS INC
filed 2000-05-17
CIK 1083384

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

(a)      27.1 Financial Data Schedule

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