Form 10QSB
period 2000-06-30
STREAMEDIA COMMUNICATIONS INC
filed 2000-08-15
CIK 1083384

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       June 30, 2000
                                           -------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________


                         Streamedia Communications, Inc.
               --------------------------------------------------
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

------------------------------        ---------------------------------

------------------------------        ---------------------------------

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

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes____   No ____

      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of August 14, 2000, the Company had 4,730,044 shares of Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): ____  ____

ITEM I.  FINANCIAL INFORMATION


                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                   (unaudited)
                                                                                        JUNE 30,              December 31,
                                    ASSETS                                                2000                  1999 (a)
                                                                                       ------------           ------------
CURRENT ASSETS
    Cash and cash equivalents                                                          $  1,776,392           $  6,693,061
    Accounts receivable                                                                     106,020
    Licenses, net of accumulated amortization of $264,000 and $79,000
      at June 30, 2000 and December  31, 1999, respectively                                 184,403                392,363
    Prepaid expenses                                                                         87,878                142,207
                                                                                       ------------           ------------
         Total current assets                                                             2,154,693              7,227,631

PROPERTY AND EQUIPMENT
    Computer equipment and software                                                       1,537,793                751,297
    Software development costs                                                              507,800                150,513
    Leasehold improvements                                                                  327,480                127,352
    Furniture and fixtures                                                                   21,977                 19,841
                                                                                       ------------           ------------
                                                                                          2,395,050              1,049,003

    Less accumulated depreciation and amortization                                         (442,457)              (167,494)
                                                                                       ------------           ------------
                                                                                          1,952,593                881,509

OTHER ASSETS                                                                                 32,850                  7,000
                                                                                       ------------           ------------
                                                                                       $  4,140,136           $  8,116,140
                                                                                       ============           ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of capital lease obligations                                    $     31,740           $     31,740
    Accounts payable and accrued expenses                                                   402,726                429,265
    Accrued license fees                                                                                           436,941
    Accrued software costs                                                                                         304,519
    Accrued payroll                                                                                                137,747
    Accrued offering costs                                                                                          64,500
    Accrued professional fees                                                               130,737                 43,623
    Accrued consulting fees                                                                 187,274                132,144
                                                                                       ------------           ------------
         Total current liabilities                                                          752,477              1,580,479

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                       13,106                 24,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized - 100,000
      shares; none issued and outstanding
    Common stock, $.001 par value; authorized - 20,000,000 shares; issued and outstanding - 4,730,044 and 4,624,844 shares at
      June 30, 2000 and December 31, 1999, respectively                                       4,730                  4,625
    Additional paid-in capital                                                           11,337,040             10,720,846
    Deficit accumulated during development stage                                         (7,967,217)            (4,214,044)
                                                                                       ------------           ------------
         Total stockholders' equity                                                       3,374,553              6,511,427
                                                                                       ------------           ------------
                                                                                       $  4,140,136           $  8,116,140
                                                                                       ============           ============


(a) Retroactively restated to combine the financial position of Streamedia Communications, Inc. ("Streamedia") with that of Eons Ahead, Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

        The accompanying notes are an integral part of these statements.


                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                      Cumulative
                                                                                                                          from
                                                                                                                       January 13,
                                                     Six months                       Three months ended              1998 (date of
                                                   ended June 30,                          June 30,                   inception) to
                                           ------------------------------        ------------------------------         June 30,
                                               2000              1999 (a)           2000              1999 (a)          2000 (a)
                                           -----------        -----------        -----------        -----------        -----------
Revenues                                   $   130,830        $    52,109        $   123,486        $    31,268        $   361,255
                                           -----------        -----------        -----------        -----------        -----------

Operating expenses
    Payroll and related expenses             1,861,114            440,469          1,093,651            284,245          3,256,586
    Product development                         23,024                                                                     542,501
    General and administrative               2,106,982            177,533          1,212,541             89,695          4,028,288
                                           -----------        -----------        -----------        -----------        -----------

       Total operating expenses              3,991,120            618,002          2,306,192            373,940          7,827,375
                                           -----------        -----------        -----------        -----------        -----------

       Operating loss                       (3,860,290)          (565,893)        (2,182,706)          (342,672)        (7,466,120)
                                           -----------        -----------        -----------        -----------        -----------

Other income (expense)
    Interest expense                            (9,020)            (4,359)            (2,444)            (4,359)          (621,854)
    Interest income                            116,137              1,995             44,324              1,995            120,757
                                           -----------        -----------        -----------        -----------        -----------

       Total other income (expense)            107,117             (2,364)            41,880             (2,364)          (501,097)
                                           -----------        -----------        -----------        -----------        -----------

       NET LOSS                            $(3,753,173)       $  (568,257)       $(2,140,826)       $  (345,036)       $(7,967,217)
                                           ===========        ===========        ===========        ===========        ===========


Basic and diluted loss per common
    share                                  $      (.80)       $      (.17)       $      (.45)       $      (.11)       $     (2.50)
                                           ===========        ===========        ===========        ===========        ===========

Weighted average shares outstanding,
    basic and diluted                        4,699,347          3,247,717          4,730,044          3,282,678          3,189,761
                                           ===========        ===========        ===========        ===========        ===========


(a) Retroactively restated to combine the results of operations of Streamedia with those of Eons Ahead, Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                                                           Deficit
                                                                                                         accumulated
                                               Preferred stock             Common stock    Additional      during
                                           ---------------------   ---------------------     paid-in     development
                                             Shares      Amount     Shares      Amount       capital        stage         Total
                                           ---------   ---------   ---------   ---------   -----------   -----------   -----------
Balance at January 1, 2000 (a)                  --     $    --     4,624,844   $   4,625   $10,720,846   $(4,214,044)  $ 6,511,427

Issuance of common stock for services                                  7,700           8        39,105                      39,113

Issuance of common stock pursuant to
    the exercise of stock options                                     37,500          37        74,963                      75,000

Issuance of common stock in connection
   with the overallotment option of the
   initial public offering, net of
   underwriting discounts of $40,800                                  40,000          40       299,160                     299,200

Compensatory stock option expense                                                              126,100                     126,100

Issuance of common stock for business
   acquisition                                                        20,000          20        76,866                      76,886

Net loss for the period                                                                                   (3,753,173)   (3,753,173)
                                           ---------   ---------   ---------   ---------   -----------   -----------   -----------
Balance at June 30, 2000                               $           4,730,044   $   4,730   $11,337,040   $(7,967,217)  $ 3,374,553
                                           =========   =========   =========   =========   -----------   ===========   ===========


(a) Retroactively restated to combine the financial position of Streamedia with that of Eons Ahead, Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.


The accompanying notes are an integral part of this statement.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                                      Cumulative
                                                                                                                         from
                                                                                                                      January 13,
                                                                                       Six months                    1998 (date of
                                                                                        June 30,                     inception) to
                                                                            --------------------------------            June 30,
                                                                                2000               1999(a)              2000 (a)
                                                                            -----------          -----------          -----------
Cash flows from operating activities
    Net loss                                                                $(3,753,173)         $  (568,257)          $(7,967,217)
    Adjustments to reconcile net loss to net cash used in operating activities
         Common stock issued for services                                        39,113               12,000              231,113
         Stock option granted for services                                                            20,250              834,650
         Compensatory stock option expense                                      126,100              206,250              332,350
         Amortization of debt discount                                                                                    272,250
         Amortization and write-off of deferred financing costs                                                           231,500
         Depreciation and amortization                                          459,423                1,757              706,687
         Changes in operating assets and liabilities
             Accounts receivable                                               (106,020)                                  (69,266)
             Prepaid expenses and other current assets                           77,829                                  (536,511)
             Other assets                                                       (25,850)              (4,668)             (32,850)
             Accounts payable and accrued expenses                              (26,539)               6,583              402,726
             Accrued license fees                                              (436,941)
             Accrued software costs                                            (304,519)
             Accrued payroll                                                   (137,747)              23,954
             Accrued offering costs                                             (64,500)
             Accrued professional fees                                           87,114               (8,635)             130,737
             Accrued consulting fees                                             55,130              (38,500)             187,274
                                                                            -----------          -----------          -----------
           Net cash used in operating activities                             (4,010,580)            (349,266)          (5,313,311)
                                                                            -----------          -----------          -----------
Cash flows from investing activities
    Purchase of property and equipment                                       (1,269,161)             (18,805)          (2,262,191)
                                                                            -----------          -----------          -----------
           Net cash used in investing activities                             (1,269,161)             (18,805)          (2,262,191)
                                                                            -----------          -----------          -----------
Cash flows from financing activities
    Issuance of common stock, net of associated costs                           299,200              523,980              828,809
    Issuance of common stock in Offering, net of associated costs                                                       8,446,777
    Proceeds from the exercise of stock options                                  75,000                                    75,000
    Proceeds of notes payable and common stock warrants, net of
       associated costs                                                                                                 1,583,500
    Repayments of notes payable                                                                                        (1,815,000)
    Deferred offering costs                                                                         (187,432)              50,000
    Conversion of stockholder loan into Capital                                                       31,320              193,936
    Principal payments on capital lease obligations                             (11,128)                                  (11,128)
                                                                            -----------          -----------          -----------
           Net cash provided by financing activities                            363,072              367,868            9,351,894
                                                                            -----------          -----------          -----------
           Net (decrease) increase in cash                                   (4,916,669)                (203)           1,776,392

Cash at beginning of period                                                   6,693,061                9,691                 --
                                                                            -----------          -----------          -----------
Cash at end of period                                                       $ 1,776,392          $     9,488          $ 1,776,392
                                                                            ===========          ===========          ===========

(a) Retroactively restated to combine the financial position of Streamedia with that of Eons Ahead, Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (unaudited)


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

     The balance sheet as of June 30, 2000 and the related statements of operations for the six- and three-month periods ended June 30, 2000 and 1999 and cumulative from January 13, 1998 (date of inception) to June 30, 2000, stockholders' equity for the six-month period ended June 30, 2000 and cash flows for the six-month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results expected for the full year.


NOTE B - NATURE OF OPERATIONS

     Streamedia was incorporated in the State of Delaware and is positioning itself as a vertically integrated New Media content generator, enabler and aggregator. The Company's two divisions are Streamedia Networks and Business Services. In December 1999, the Company completed its initial public offering (the "Offering"). The net proceeds from the Offering were approximately $8,447,000.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2000
                                   (unaudited)


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

                                  June 30, 2000
                                   (unaudited)



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

     The reconciliation below details the effects of the pooling on previously reported revenues, net loss and loss per share of the separate companies for the period from April 29, 1998 (date of inception) to December 31, 1998, year ended December 31 1999 and cumulative from January 13, 1998 (date of inception) to December 31, 1999.

                                                                   Cumulative
                         Period from                                 from
                        April 29, 1998                            January 13,
                           (date of                              1998 (date of
                        inception) to         Year ended         inception) to
                         December 31,        December 31,         December 31,
                             1998                1999                1999
                         -----------         -----------          -----------
Revenues
   Streamedia            $      --           $      --            $     --
   Eons                       18,286             212,140              230,426
                         -----------         -----------          -----------

   Combined              $    18,286         $   212,140          $   230,426
                         ===========         ===========          ===========

Net loss
   Streamedia            $  (296,760)         (3,784,911)         $(4,081,671)
   Eons                     (131,460)               (913)            (132,373)
                         -----------         -----------          -----------

   Combined              $  (428,220)        $(3,785,824)         $ 4,214,044
                         ===========         ===========          ===========

Loss per share
   Streamedia            $      (.14)        $     (1.12)         $     (1.47)
   Eons                         (.06)               --                   (.05)
                         -----------         -----------          -----------

   Combined              $      (.20)        $     (1.12)         $     (1.52)
                         ===========         ===========          ===========


                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2000
                                   (unaudited)



NOTE C (CONTINUED)

     On March 31, 2000, the Company purchased certain web site domains and production assets from Kudzu NewMedia and Bijou Cafe.com (collectively, "Bijou") for 20,000 shares of the Company's stock, valued on the effective date of agreement at approximately $76,000, representing the fair market value of the assets acquired. The acquisition was accounted for as a purchase, and accordingly, the statements of operations include the results of operations of Bijou since acquistion. The operations of Bijou are not significant to the Company's operations.


NOTE D - LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of June 30, 2000, the calculation of diluted net loss per share excludes an aggregate of 3,152,908 shares of common stock issuable upon exercise of warrants and employee stock options, as the effect of such shares would be antidilutive for all periods presented.


NOTE E - STOCKHOLDERS' EQUITY

     Initial Public Offering

     On December 27, 1999, the Company completed its Offering, which consisted of 1,200,000 units, each unit consisting of one share of common stock and one redeemable warrant, at an offering price of $8.50 per unit. Each redeemable warrant entitles the holder to purchase one share of common stock at $12.75 per share, at any time from issuance until December 21, 2004. Such warrants are redeemable by the Company, with the prior written consent of the underwriter, at a redemption price of $.05 commencing May 17, 2000 provided that the closing price of the common stock is at least $12.75 per share for 10 (ten) consecutive trading days. In addition, there was an overallotment option for 180,000 units, of which 40,000 units were exercised by the underwriter in January 2000, for net aggregate proceeds of $299,200.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2000
                                   (unaudited)



NOTE E (CONTINUED)

     In August 1999, the Company's Board of Directors granted stock options pursuant to the Company's 1999 Incentive and Nonstatutory Option Plan (the "1999 Plan") to an employee to purchase 110,000 shares of common stock at an exercise price of $2.00 per share (a price below the estimated fair market value of the Company's common stock of $7.50 on the date of issuance). Of the 110,000 options, 75% vest ratably over three years from the date of grant for which compensation expense of $453,750 is recognizable over such period. The remaining 25% of such options vest upon achieving certain performance-based criteria, which are expected to occur during the year ending December 31, 2000. Compensation expense for these options will be recognized based on the intrinsic value of such options at the time the performance-based criteria are achieved. Compensation expense relating to these options of approximately $126,100 was recognized for the six months ending June 30, 2000.

     In May 2000, the shareholders of the Company approved a 500,000 share increase in the maximum number of common shares reserved for issuance under the 1999 Plan.

     For the six months ended June 30, 2000, the Company's Board of Directors granted stock options under the 1999 plan to certain employees to purchase an aggregate of 107,408 shares of common stock at exercise prices representing the fair market value of the underlying common stock at the time of the respective grants.

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

OVERVIEW

We were organized in the State of Delaware in 1998. From the date of our inception through the present, we have considered ourselves a development stage company. Our primary activities to date have consisted of the following:

Securing financing to begin the operating phase

We completed our Initial Public Offering on December 27, 1999. Prior to this date we completed only limited build-out and development of our technological infrastructure and recruited only a select few technical and managerial employees. Subsequent to the completion of the offering we began an extensive effort to develop a state-of-the-art infrastructure for video and audio streaming and to recruit and hire technical personnel to design, implement, and maintain these systems. The initial phase of this build-out was substantially completed in the second quarter of 2000.

Building of streaming infrastructure and the web sites

The streaming infrastructure consists of various local and wide area networks capable of streaming and storing large amounts of audio and video files. We have implemented networked environments for development, staging, and actual broadcast to the public over the Internet. The system combines a sophisticated network architecture to develop and deliver our content as well as a system to store files to be streamed.

Recruiting technical and broadcast production talent

The area of streaming video and audio over the Internet is new and complex. There is an extremely limited pool of talent available with expertise in this field. We have spent a great deal of time recruiting and interviewing talent for these positions. We have had success in attracting and retaining individuals with the necessary talents and experience. We have approximately 36 employees the majority of which are Network Producers, Video Editing Technicians, Digital Asset Technicians, Web Designers, Web Developers, Programmers, and LAN and Database Administrators.

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

Establishing a network of industry partners

The Internet industry has been built around establishing partnering arrangements with competitors and collaborators alike. In furtherance of our plan and objectives, we have established partnering arrangements with Real Networks, Inc., Real Media, Inc., Virage, Inc., Vignette, Inc., Screaming Media, Inc., Accrue Software, Inc., COMTEX Scientific Corp., Intraware, Inc., and Video Corporation of America, Inc.

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

During the quarter ended June 30, 2000, we officially launched the Streamedia Networks, which are our showcase for web design and broadcast programming. Each Network is devoted to a specific category of programming, such as women's issues or sports. Visitors to the Streamedia Networks are able to view live and on-demand video and audio programming in an environment similar to that of cable broadcasts, offering a wide scope of programming choices, interactive elements, convenient access to retail opportunities, and numerous sources of news and information in topics of interest. Much like cable and network television, we produce, aggregate and distribute content in various categories. Currently, we offer programming news and information on five Networks: Crimebroadcast, Motion Arts, Women on the Edge, Sports Style and the Bijou Cafe.

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

During the quarter ended June 30, 2000, we also launched our Internet professional services business and began producing revenues. The Internet professional services business provide consulting and design services relating to the construction of websites or Internet applications on the World Wide Web. The launch of our professional services was subsequent to the launch of the Streamedia Networks in May and was only operational for a portion of the quarter.

RESULTS OF OPERATIONS

On March 31, 2000, we acquired Eons Ahead, Inc., a New York web design firm. The financial statements presented with this discussion reflect this transaction as a "pooling of interests" of Eons Ahead with our interests as the surviving company. The discussion that follows, and all future discussions, will exclusively address the financial statements of the "pooled" Company and retroactively combine the financial positions of Streamedia with Eons Ahead, Inc.

REVENUES. Revenues increased by $78,721 or 151% to $130,830 for the six months ended June 30, 2000, as compared to $52,109 for the comparable period of 1999. For the three months ended June 30, 2000, revenues increased by $92,218 or 295% to $123,486, as compared to $31,268 for the comparable period in 1999. Revenues for the three and six month periods ended June 30, 2000, were primarily generated from our performance of Internet professional services, launched in May 2000.

The revenues for the three and six month periods ended June 30, 1999, are due to acquisition of Eons Ahead, Inc., in March 2000, which was accounted for as a pooling of interests.

OPERATING EXPENSES. Total operating expenses increased by $3,373,118 or 546% to $3,991,120 for the six months ended June 30, 2000, as compared to $618,002 for the comparable period of 1999. For the three months ended June 30, 2000, total operating expenses increased by $1,932,252 or 517% to $2,306,192, as compared to $373,940, for the comparable period in 1999. The increases in operating expenses for the three and six month periods ended June 30, 2000, were due to recruiting, hiring, and training of additional technical and administrative employees, product development costs, implementing of systems including our video storage systems, Internet service provider costs, and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES. We incurred net losses every quarter since our inception. For the six months ended June 30, 2000, we incurred a net loss of $3,753,173, an increase of 560% as compared to a net loss of $568,257, for the six months ended June 30, 1999.

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. For the six months ended June 30, 2000, we have raised $299,200 from the sale of common stock pursuant to the exercise of the underwriters' overallotment option in connection to our initial public offering. From January 13, 1998, the date of our inception, to June 30, 2000, we have raised a total of approximately $12.8 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). We completed our initial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest. On June 30, 2000, our principal source of liquidity is $1,776,392 of cash and cash equivalents.

During this fiscal year, we plan to implement several business strategies. These include substantially adding to our library of broadcast content and to develop our Internet professional services offerings. We intend to focus our efforts on the expansion of our professional services since we believe that it represents our best short-term path to profitability. The Network or Content portion of the business will be built out more gradually, as our resources will be expended on the areas representing the potential for greatest return.

To accomplish these objectives, we need to:

o Make substantial investments in capital equipment, such as web servers, storage devices, and other specialized computer and communications equipment, and

o Hire or otherwise contract with highly specialized personnel to develop, configure, administer, and operate Web sites, broadcast equipment and infrastructure for our company and our corporate clients.

While we are building and subsequently launching Network and Channel sites, we will be purchasing, or otherwise producing or acquiring, audio and video content. Such content needs to be prepared for delivery via a process known as encoding. The encoding process is required to prepare the content for streaming, or broadcasting, over the Internet. In addition to encoding out own material for broadcast, we will also provide encoding services to outside parties for fees based on the number of minutes encoded.

We plan to acquire additional content. Current industry conditions render it difficult to secure "exclusive" rights to numerous classes of content suitable for broadcasting over the Internet. To the extent to which we cannot capture exclusive broadcast rights, we will be in competition with other web sites attempting to attract audiences by offering some of the same programming.

We anticipate that any rise in our industry stature, such as by launching a series of successful sites, selling business to business services, and supplying third party sites with programming, will assist us to further market business to business professional services, and thereby proportionately increase our revenue. We expect expenditures to rise in proportion to each phase of our build out. While we anticipate increased revenues concurrent with the build out, delays in product development or the institution of marketing programs could result in the risk of prolonged absence of revenues, profits, or working capital.

For the six months ended June 30, 2000, we expended approximately $1,269,000 for property and equipment assets. This represents a substantial portion of our technical capital infrastructure. We estimate we will spend an additional $600,000 completing our infrastructure. We expect to complete this build-out in the third and fourth quarters of fiscal 2000, at which time we anticipate that the monthly rate of capital expenditures will significantly decrease.

Nevertheless, we believe that to accomplish our business objectives we will have to continue to expand our operations. However, our limited operating history makes predictions of our future results of operations difficult to access. We have incurred net losses in each fiscal period since our inception and, as of June 30, 2000, we had an accumulated deficit of $7,967,217. To date, although we are beginning to generate revenues, we may never achieve profitable operations. Our history of net losses raises doubt about our ability to continue operations. Based upon our projected costs for the year 2000 and our past operating losses, we will need to obtain sufficient additional financing or other working capital to fund our operations.

If we do not obtain additional financing or working capital, we believe that limiting our planned expansion and by reducing sales, marketing, and advertising budgets, our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities to continue as a going concern.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were not a party to any material legal proceedings as of June 30, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended June 30, 2000.

USE OF PROCEEDS

As a result of our initial public offering we received $8,446,777 in net total proceeds. As of June 30, 2000, we have used $211,379 for leasehold improvements, building and facilities; $1,878,125 repayment of indebtedness; $1,876,906 for hardware, video equipment, software, and associated licenses; $2,324,273 for burdened payroll; and $787,085 for technical and financial consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000, we held our annual meeting of our shareholders. During our annual meeting our shareholders approved the election of Gayle Essary, James Rupp, Nicholas Malino, Robert Schroeder, David Simmonetti, Robert Shuey, III, and Robert Wussler to serve as directors entitle the next annual meeting.

In addition, the shareholders approved a 500,000 share increase in the maximum number of shares of Common Stock reserved for issuance under the Company's 1999 Incentive and Nonstatutory Stock Option Plan. The shareholders also ratified Grant Thornton LLP as independent certified public accountants for the Company for the year ending December 31, 2000.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit.

      Exhibit 27 Financial Data Schedule.

(b)   Reports of Form 8-K

      There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Streamedia Communications, Inc.
Date: August 14, 2000                     By: /s/ James Rupp
                                              -----------------------------
                                               James Rupp
                                               Chief Executive Officer

                                          By: /s/ Nicholas Malino
                                              -----------------------------
                                               Nicholas Malino
                                               Chief Financial Officer