Form 10QSB/A
period 2000-06-30
STREAMEDIA COMMUNICATIONS INC
filed 2000-09-11
CIK 1083384

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended       JUNE 30, 2000
                                             -----------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission file number__________________________________________________________


                         STREAMEDIA COMMUNICATIONS, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


           DELAWARE                                            22-3622272
 -------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 244 WEST 54TH STREET NEW YORK, NEW YORK                         10019
 ---------------------------------------                       ----------
 (Address of principal executive offices)                      (Zip Code)


Issuer's telephone number    (212) 445-1700


Securities registered under Section 12(b) of the Act:         None

    Title of each class             Name of each exchange on which registered


---------------------------------   -----------------------------------------


---------------------------------   -----------------------------------------


     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X .   No   .
   ---      ---

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

     Transitional Small Business Disclosure Format (check one): ________ _______

ITEM I. FINANCIAL INFORMATION


                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                         Page
                                                                         ----
Item 1 - Financial Statements

       Balance Sheets as of June 30, 2000 (unaudited)
         and December 31, 1999                                           F-2

       Statements of Operations for the six and three
         months ended June 30, 2000 and 1999, and
         Cumulative from Inception (January 13, 1998)
         through June 30, 2000 (unaudited)                               F-3

       Statement of Stockholders' Equity for the six
         months ended June 30, 2000 (unaudited)                          F-4

       Statements of Cash Flows for the six months
         ended June 30, 2000 and 1999, and Cumulative
         from Inception (January 13, 1998)                               F-5
         through June 30, 2000 (unaudited)

       Notes to Financial Statements                                  F-6 - F-10



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





                                                   Streamedia Communications, Inc.
                                                    (A Development Stage Company)

                                                      STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                                                                 Cumulative
                                                                                                    from
                                                                                                 January 13,
                                           Six months ended             Three months ended      1998 (date of
                                                 June 30                       June 30          inception) to
                                       --------------------------   -------------------------      June 30,
                                           2000         1999 (a)        2000        1999 (a)      2000   (a)
                                       ------------    ----------   ------------   ----------   -------------
  Revenues                             $    130,830    $   52,109   $    123,486   $   31,268   $     311,255
                                       ------------    ----------   ------------   ----------   -------------
  Operating expenses
      Payroll and related expenses        1,861,114       440,469      1,093,651      284,245       3,256,586
      Product development                    23,024                                                   524,501
      General and administrative          2,106,982       177,533      1,212,541       89,695       3,996,288
                                       ------------    ----------   ------------   ----------   -------------
         Total operating expenses         3,991,120       618,002      2,306,192      373,940       7,777,375
                                       ------------    ----------   ------------   ----------   -------------
         Operating loss                  (3,860,290)     (565,893)    (2,182,706)    (342,672)     (7,466,120)
                                       ------------    ----------   ------------   ----------   -------------
  Other income (expense)
      Interest expense                       (9,020)       (4,359)        (2,444)      (4,359)       (621,854)
      Interest income                       116,137         1,995         44,324        1,995         120,757
                                       ------------    ----------   ------------   ----------   -------------
         Total other income
            (expense)                       107,117        (2,364)        41,880       (2,364)       (501,097)
                                       ------------    ----------   ------------   ----------   -------------
         NET LOSS                      $ (3,753,173)   $ (568,257)  $ (2,140,826)  $ (345,036)  $  (7,967,217)
                                       ============    ==========   ============   ==========   =============
  Basic and diluted loss per
      common share                     $       (.80)   $     (.17)  $       (.45)  $     (.11)  $       (2.50)
                                       ============    ==========   ============   ==========   =============
  Weighted average shares
      outstanding, basic and
      diluted                             4,699,347      3,247,717     4,730,044    3,282,678       3,189,761
                                       ============    ==========   ============   ==========   =============




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





                                                   Streamedia Communications, Inc.
                                                    (A Development Stage Company)

                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                             (unaudited)



                                                                                                          Deficit
                                                                                                         accumulated
                                              Preferred stock           Common stock        Additional     during
                                           ----------------------  ----------------------    paid-in     development
                                             Shares      Amount      Shares      Amount      capital        stage         Total
                                           ----------  ----------  ----------  ----------  ------------  ------------  ------------
Balance at January 1, 2000 (a)                   --    $     --     4,624,844  $    4,625  $ 10,720,846  $ (4,214,044) $  6,511,427

Issuance of common stock for services                                   7,700           8        39,105                      39,113

Issuance of common stock pursuant to
   the exercise of stock options                                       37,500          37        74,963                      75,000

Issuance of common stock in connection
   with the overallotment option of the
   initial public offering, net of
   underwriting discounts of $40,800                                   40,000          40       299,160                     299,200

Compensatory stock option expense                                                               126,100                     126,100

Issuance of common stock for business
   acquisition                                                         20,000          20        76,866                      76,886

Net loss for the period                                                                                    (3,753,173)   (3,753,173)
                                           ----------  ----------  ----------  ----------  ------------  ------------  ------------
Balance at June 30, 2000                               $            4,730,044  $    4,730  $ 11,337,040  $ (7,967,217) $  3,374,553
                                           ==========  ==========  ==========  ==========  ============  ============  ============



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





                                                   Streamedia Communications, Inc.
                                                    (A Development Stage Company)

                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)


                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                January 13,
                                                                                   Six months                  1998 (date of
                                                                                      June 30,                 inception) to
                                                                         --------------------------------         June 30,
                                                                             2000              1999(a)            2000 (a)
                                                                         -----------          -----------       -----------
Cash flows from operating activities
   Net loss                                                              $(3,753,173)         $  (568,257)      $(7,967,217)
   Adjustments to reconcile net loss to net cash used in operating activities
       Common stock issued for services                                       39,113               12,000           231,113
       Stock option granted for services                                                           20,250           834,650
       Compensatory stock option expense                                     126,100              206,250           332,350
       Amortization of debt discount                                                                                272,250
       Amortization and write-off of deferred financing costs                                                       231,500
       Depreciation and amortization                                         459,423                1,757           706,687
       Changes in operating assets and liabilities
         Accounts receivable                                                (106,020)                              (106,020)
         Prepaid expenses and other current assets                            77,829                               (536,511)
         Other assets                                                        (25,850)              (4,668)          (32,850)
         Accounts payable and accrued expenses                               (26,539)               6,583           402,726
         Accrued license fees                                               (436,941)
         Accrued software costs                                             (304,519)
         Accrued payroll                                                    (137,747)              23,954
         Accrued offering costs                                              (64,500)
         Accrued professional fees                                            87,114               (8,635)          130,737
         Accrued consulting fees                                              55,130              (38,500)          187,274
                                                                         -----------          -----------       -----------
             Net cash used in operating activities                        (4,010,580)            (349,266)       (5,313,311)
                                                                         -----------          -----------       -----------
Cash flows from investing activities
   Purchase of property and equipment                                     (1,269,161)             (18,805)       (2,262,191)
                                                                         -----------          -----------       -----------
           Net cash used in investing activities                          (1,269,161)             (18,805)       (2,262,191)
                                                                         -----------          -----------       -----------
Cash flows from financing activities
   Issuance of common stock, net of associated costs                         299,200              523,980           828,809
   Issuance of common stock in Offering, net of associated costs                                                  8,446,777
   Proceeds from the exercise of stock options                                75,000                                 75,000
   Proceeds of notes payable and common stock warrants, net of
     associated costs                                                                                             1,583,500
   Repayments of notes payable                                                                                   (1,815,000)
   Deferred offering costs                                                                       (187,432)           50,000
                                                                                                       -
   Conversion of stockholder loan into Capital                                                     31,320           193,936
   Principal payments on capital lease obligations                           (11,128)                               (11,128)
                                                                         -----------          -----------       -----------
           Net cash provided by financing activities                         363,072              367,868         9,351,894
                                                                         -----------          -----------       -----------
           Net (decrease) increase in cash                                (4,916,669)                (203)        1,776,392

Cash at beginning of period                                                6,693,061                9,691             -
                                                                         -----------          -----------       -----------
Cash at end of period                                                    $ 1,776,392          $     9,488       $ 1,776,392
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

     The balance sheet as of June 30, 2000 and the related statements of operations for the six and three month periods ended June 30, 2000 and 1999, and cumulative from January 13, 1998 (date of inception) to June 30, 2000, stockholders' equity for the six-month period ended June 30, 2000 and cash flows for the six-month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 2000 and for all periods presented have been made.

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

     The reconciliation below details the effects of the pooling on previously reported revenues, net loss and loss per share of the separate companies for the period from January 13, 1998 (date of inception) to December 31, 1998, year ended December 31, 1999 and cumulative from January 13, 1998 (date of inception) to December 31, 1999.

                            Period                                 Cumulative
                             from                                     from
                         January 13,                              January 13,
                         1998 (date of            Year            1998 (date of
                         inception) to            ended           inception) to
                         December 31,         December 31,        December 31,
                             1998                 1999                1999
                        --------------       --------------      --------------
Revenues
   Streamedia           $        --          $        --         $        --
   Eons                         18,286              162,140             180,426
                        --------------       --------------      --------------
   Combined             $       18,286       $      162,140      $      180,426
                        ==============       ==============      ==============
Net loss
    Streamedia          $     (296,760)      $   (3,784,911)     $   (4,081,671)
   Eons                       (131,460)                (913)           (132,373)
                        --------------       --------------      --------------
   Combined             $     (428,220)      $   (3,785,824)     $   (4,214,044)
                        ==============       ==============      ==============
Loss per share
   Streamedia                   $ (.14)             $ (1.12)            $ (1.47)
   Eons                           (.06)                --                  (.05)
                        --------------       --------------      --------------
   Combined                     $ (.20)             $ (1.12)            $ (1.52)
                        ==============       ==============      ==============

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

     For the six months ended June 30, 2000, the Company's Board of Directors granted stock options under the 1999 plan to certain employees to purchase an aggregate of 261,408 shares of common stock at exercise prices representing the fair market value of the underlying common stock at the time of the respective grants.

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

OPERATING EXPENSES. Total operating expenses increased by $3,373,118 or 546% to $3,991,120 for the six months ended June 30, 2000, as compared to $618,002 for the comparable period of 1999. For the three months ended June 30, 2000, total operating expenses increased by $1,932,252 or 517% to $2,306,192, as compared to $373,940, for the comparable period in 1999. The increases in operating expenses for the three and six month periods ended June 30, 2000, were due to recruiting, hiring, and training of additional technical and administrative employees, product development costs, implementing of systems including our video storage systems, Internet service provider costs and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES. We incurred net losses every quarter since our inception. For the six months ended June 30, 2000, we incurred a net loss of $3,753,173, an increase of 560% as compared to a net loss of $568,257, for the six months ended June 30, 1999.

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. For the six months ended June 30, 2000, we raised $299,200 from the sale of common stock pursuant to the exercise of the underwriters' overallotment option in connection with our initial public offering. From January 13, 1998, the date of our inception, to June 30, 2000, we have raised approximately $12.8 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). We completed our initial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest. On June 30, 2000, our principal source of liquidity is $1,776,392 of cash and cash equivalents.

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

If we do not obtain additional financing or working capital, we believe that limiting our planned expansion and by reducing sales, marketing, and advertising budgets, our cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through at least the end of 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities to continue as a going concern.

                                     PART 11

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not a party to any material legal proceedings as of June 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities in the quarter ended June 30, 2000.

USE OF PROCEEDS

As a result of our initial public offering we received $8,446,777 in net total proceeds. As of June 30, 2000, we have used $211,379 for leasehold improvements, building and facilities; $1,878,125 repayment of indebtedness; $1,876,906 for hardware, video equipment, software, and associated licenses; $2,324,273 for payroll; and $787,085 for technical and financial consultants.

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


                                                 Streamedia Communications, Inc.
Date:    September 6, 2000                       By: /s/ JAMES RUPP
                                                     -----------------------
                                                         James Rupp
                                                         Chief Executive Officer

                                                 By: /s/ NICHOLAS MALINO
                                                     -----------------------
                                                         Nicholas Malino
                                                         Chief Financial Officer