Form 10QSB
period 2000-09-30
STREAMEDIA COMMUNICATIONS INC
filed 2000-11-14
CIK 1083384

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    September 30, 2000
                                           -------------------------

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

      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's class of common equity, as of the last practicable date: As of October 31, 2000, the Company had 5,680,044 shares of Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): ____  ____

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
             TO JUMP TO A SECTION, DOUBLE-CLICK ON THE SECTION NAME.

                                 10QSB OTHERDOC

Part I .....................................................................   3
Item 1 .....................................................................   3
Balance Sheet ..............................................................   4
Statement of Operations ....................................................   5
Statement of Stockholders' Equity ..........................................   6
Statements of Cash Flows ...................................................   7
Notes to Financial Statements ..............................................   8
ITEM 2 .....................................................................  14
PART II ....................................................................  17
ITEM 1 .....................................................................  17
ITEM 2 .....................................................................  17
ITEM 3 ..................................................................... 178
ITEM 4 .....................................................................  18
ITEM 5 .....................................................................  18
ITEM 6 .....................................................................  19

                                 EX-27 OTHERDOC

Exhibit 27 Table............................................................  21

                          INDEX TO FINANCIAL STATEMENTS

Part 1 - Financial Information

                                                                                                            PAGE
                                                                                                            ----
Item 1 - Financial Statements

      Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999                              F-2

      Statements of Operations for the nine and three months ended September 30, 2000 and 1999, and cumulative from January 13, 1998

         (date of inception) through September 30, 2000 (unaudited)                                          F-3

      Statement of Stockholders' Equity for the nine months ended
        September 30, 2000 (unaudited)                                                                       F-4

      Statements of Cash Flows for the nine months ended September 30, 2000 and 1999, and cumulative from January 13, 1998

         (date of inception)  through September 30, 2000 (unaudited)                                         F-5

      Notes to Financial Statements                                                                          F-6 - F-11

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,          December 31,
                          ASSETS                                                        2000                 1999 (A)
                                                                                    ------------           ------------
                                                                                     (unaudited)
 CURRENT ASSETS
    Cash and cash equivalents                                                       $    910,101           $  6,693,061
    Accounts receivable                                                                  469,503
    Licenses, net of accumulated amortization of $356,000 and $79,000
      at September 30, 2000 and December 31, 1999, respectively                           92,174                392,363
    Prepaid expenses and other current assets                                             49,382                142,207
                                                                                    ------------           ------------
         Total current assets                                                          1,521,160              7,227,631

PROPERTY AND EQUIPMENT
    Computer equipment and software                                                    1,601,726                751,297
    Software development costs                                                           507,800                150,513
    Leasehold improvements                                                               329,710                127,352
    Furniture and fixtures                                                                26,590                 19,841
                                                                                    ------------           ------------
                                                                                       2,465,826              1,049,003
    Less accumulated depreciation and amortization                                      (578,373)              (167,494)
                                                                                    ------------           ------------
                                                                                       1,887,453                881,509
OTHER ASSETS                                                                              30,793                  7,000
                                                                                    ------------           ------------
                                                                                    $  3,439,406           $  8,116,140
                                                                                    ============           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of capitalized lease obligations                             $     31,740           $     31,740
    Accounts payable and accrued expenses                                                316,826                429,265
    Accrued license fees                                                                -                       436,941
    Accrued software costs                                                              -                       304,519
    Accrued payroll                                                                     -                       137,747
    Accrued offering costs                                                              -                        64,500
    Accrued professional fees                                                             83,402                 43,623
    Accrued consulting fees                                                              257,925                132,144
                                                                                    ------------           ------------
         Total current liabilities                                                       689,893              1,580,479

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     8,304                 24,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized - 100,000
      shares; none issued and outstanding
    Common stock, $.001 par value; authorized - 20,000,000 shares;
      issued and outstanding - 5,680,044 and 4,624,844 shares at September                 5,680                  4,625
      30, 2000 and December 31, 1999, respectively
    Additional paid-in capital                                                        12,319,482             10,720,846
    Deficit accumulated during development stage                                      (9,583,953)            (4,214,044)
                                                                                    ------------           ------------
         Total stockholders' equity                                                    2,741,209              6,511,427
                                                                                    ------------           ------------
                                                                                    $  3,439,406           $  8,116,140
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                January 13,
                                                                                                               1998 (date of
                                                  Nine months ended               Three months ended           Inception) to
                                                     SEPTEMBER 30,                     SEPTEMBER 30,           SEPTEMBER 30,
                                             ----------------------------       -------------------------   ----------------
                                                2000            1999 (A)           2000       1999 (A)           2000 (A)
                                             ----------       -----------       ----------   ------------   ----------------

  Revenues                                    $   501,289       $   76,539    $   370,459      $  24,430        $    681,714
                                               ----------        ---------     ----------       --------         -----------

  Operating expenses
      Payroll and related                                          572,157      1,016,782        131,688           4,273,368
      expenses                                  2,877,896
      Product development                          23,024                -              -              -             524,501
      General and administrative                3,090,212          561,052        983,230        383,519           4,979,518
                                              -----------       ----------    -----------       --------          ----------

         Total operating expenses               5,991,132        1,133,209      2,000,012        515,207           9,777,387
                                              -----------       ----------     ----------       --------          ----------

         Operating loss                        (5,489,843)      (1,056,670)    (1,629,553)      (490,777)         (9,095,673)
                                              -----------       ----------     ----------       --------          ----------

  Other income (expense)
      Interest expense                            (10,599)         (34,268)        (1,579)       (29,909)           (623,433)
      Interest income
                                                  130,533            1,995         14,396                            135,153
                                              -----------       ----------     ----------       --------          ----------

         Total other income
           (expense)                              119,934          (32,273)        12,817        (29,909)           (488,280)
                                              -----------       ----------     ----------       --------          ----------

         NET LOSS                             $(5,369,909)      $1,088,943)   $(1,616,736)     $(520,686)        $(9,583,953)
                                                =========        =========     ==========        =======          ==========

  Basic and diluted loss per
    common share                                   $(1.12)           $(.33)         $(.32)         $(.16)             $(2.86)
                                                    ======            =====         ======          =====              =====

  Weighted average shares
    outstanding, basic and
    diluted                                     4,791,616        3,263,642      4,976,155      3,295,490           3,354,311
                                               ==========       ==========     ==========     ==========          ==========


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


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                                                         Deficit
                                                                                                       accumulated
                                                                                       Additional        during
                                        PREFERRED STOCK             COMMON STOCK        paid-in        development
                                     SHARES       AMOUNT        SHARES       AMOUNT     CAPITAL           STAGE            TOTAL
                                     ------     ----------    ---------     -------   -------------    -----------      ----------

Balance at January 1, 2000 (a)        -       $      -       4,624,844        $4,625   $10,720,846     $(4,214,044)     $ 6,511,427

Issuance of common stock for                                    17,700            18        53,155                           53,173
services
Issuance of common stock
pursuant to the exercise
   of stock options                                             37,500            37        74,963                           75,000
Issuance of common stock in
connection with the
   overallotment option of the
   initial public
   offering, net of
   underwriting discounts of
   $40,800                                                      40,000            40       299,160                          299,200
Compensatory stock option                                                                  146,686                          146,686
expense
Grant of common stock options                                                               17,226                           17,226
for services
Issuance of common stock for
business acquisition                                            20,000            20        76,866                           76,886
Issuance of common stock in
connection with
   Private placement, net of
   associated costs of
   $196,473                                                    940,000           940       930,580                          931,520
Net loss for the period                                                                                 (5,369,909)      (5,369,909)
                              ------------  -------------- -------------  ----------  --------------    ----------       ----------

Balance at September 30, 2000      -              -          5,680,044        $5,680   $12,319,482     $(9,583,953)     $ 2,741,209
                              ============  ==============   =========         =====    ==========      ==========       ==========

     (a) Retroactively restated to combine the financial position of Streamedia with that of Eons Ahead, Inc., which was acquired by Streamedia in March 2000 and accounted for as a pooling of interests.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         Cumulative
                                                                                                            from
                                                                                                         January 13,
                                                                             Nine months ended           1998 (date of
                                                                                SEPTEMBER 30,            inception) to
                                                                        ---------------------------      September 30,
                                                                            2000           1999 (A)        2000 (A)
                                                                        -----------      -----------     ------------

Cash flows from operating activities
   Net loss                                                             $(5,369,909)     $(1,088,943)     $(9,583,953)
   Adjustments to reconcile net loss to net cash used in operating activities

     Common stock issued for services                                        53,173           12,000          245,173
     Stock options granted for services                                      17,226           71,150          851,876
     Compensatory stock option expense                                      146,686          206,250          352,936
     Amortization of debt discount                                          -                  7,012          272,250
     Amortization and write-off of deferred financing costs                 -                -                231,500
     Depreciation and amortization                                          687,568           16,798          934,832
     Changes in operating assets and liabilities
       Accounts receivable                                                 (469,503)         -               (469,503)
       Prepaid expenses and other current assets                            116,325           (5,413)        (498,015)
       Other assets                                                         (23,793)          (7,000)         (30,793)
       Accrued interest expense                                             -                 15,125           15,125
       Accounts payable and accrued expenses                               (112,439)          26,398          301,701
       Accrued license fees                                                (436,941)         -                -
       Accrued software costs                                              (304,519)         -                -
       Accrued payroll                                                     (137,747)          41,778          -
       Accrued offering costs                                               (64,500)         -                -
       Accrued professional fees                                             39,779            3,851           83,402
       Accrued consulting fees                                              125,781          (38,500)         257,925
                                                                        -----------      -----------     ------------

       Net cash used in operating activities                             (5,732,813)        (739,494)      (7,035,544)
                                                                        -----------      -----------     ------------

Cash flows from investing activities
   Purchase of property and equipment                                    (1,339,937)        (102,859)      (2,332,967)
                                                                        -----------      -----------     ------------

       Net cash used in investing activities                             (1,339,937)        (102,859)      (2,332,967)
                                                                        -----------      -----------     ------------

Cash flows from financing activities
   Issuance of common stock, net of associated costs                        299,200          523,980          828,809
   Issuance of common stock in connection with the private placement,
     net of associated costs                                                931,520          -                931,520
   Issuance of common stock in Offering, net of associated costs            -                -              8,446,777
   Proceeds from the exercise of stock options                               75,000          -                 75,000
   Proceeds of notes payable and common stock warrants, net
     of associated costs                                                    -              1,583,500        1,583,500
   Repayments of notes payable                                              -                -             (1,815,000)
   Deferred offering costs                                                  -               (204,005)          50,000
   Conversion of stockholder loan into capital                              -                 29,527          193,936
   Principal payments on capital lease obligations                          (15,930)            -             (15,930)
                                                                        -----------      -----------     ------------

       Net cash provided by financing activities                          1,289,790        1,933,002       10,278,612
                                                                        -----------      -----------     ------------

       Net (decrease) increase in cash                                   (5,782,960)       1,090,649          910,101

Cash at beginning of period                                               6,693,061            9,691          -
                                                                        -----------      -----------     ------------

Cash at end of period                                                   $   910,101      $ 1,100,340     $    910,101
                                                                        ===========      ===========     ============

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

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000
                                   (unaudited)

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

     The balance sheet as of September 30, 2000 and the related statements of operations for the nine and three month periods ended September 30, 2000 and 1999, and cumulative from January 13, 1998 (date of inception) to September 30, 2000, stockholders' equity for the nine-month period ended September 30, 2000 and cash flows for the nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 1999. Results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results expected for the full year.

NOTE B - NATURE OF OPERATIONS

     The Company is in the development stage. BijouCafe.com is a leading independent film and digital entertainment destination site, among the web's first and most acclaimed venues for independent and classic films. Bijou Cafe is produced as an online version of an art-house cinema.

     The site is described by USA Today as "a fun cyber-art-house with wide-ranging eclectic fare, from vintage serials and cult oldies to cutting-edge shorts and animation." The Cafe is well regarded by film lovers and collectors, directors, producers, writers, cinematographers, film historians, media distributors, film librarians, college students, and boomers into nostalgia. Bijou Cafe helps Streamedia.Net target well-defined audiences across multiple media outlets, and promotes the Streamedia.Net brand throughout the entertainment world via cross-marketing opportunities. The Cafe helps generate compounded revenue streams, as it represents an essential link in a sales chain comprising business units and activities as diverse as media licensing and acquisition, theatrical exhibition, online streaming, web development, and distribution sales into traditional media outlets such as video stores and cable television. As such, Bijou Cafe represents a strategic position for Streamedia.Net in the emerging converged media service markets.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2000
                                   (unaudited)


NOTE B (CONTINUED)

     Streamedia Business Services division will market Internet and intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence.

     The Company offers consulting services to businesses, corporations, and agencies that wish to broadcast or otherwise transmit high-quality video and audio over the Internet. It also offers broader digital solutions. Streamedia provides end-to-end solutions, which integrate into the client's existing infrastructure. Streamedia Digital Solutions are a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees, and others. The Company's operations are subject to certain risks and uncertainties, including actual and potential competition by entities with greater financial resources, experience and market presence, risks associated with the development of the Internet markets, risks associated with consolidation in the industry, the need to manage growth and expansions, certain technology and regulatory risks and dependence upon sole and limited suppliers.

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

                               September 30, 2000
                                   (unaudited)


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

                                                      Period                                       Cumulative
                                                       from                                           from
                                                   January 13,                                    January 13,
                                                   1998 (date of               Year               1998 (date of
                                                   inception) to               ended              inception) to
                                                   December 31,            December 31,           December 31,
                                                       1998                    1999                   1999
                                                ------------------      ------------------     ------------------

       Revenues

          Streamedia                            $       -             $         -            $         -
          Eons                                           18,286                 162,139                180,425
                                                      ---------             -----------            -----------

          Combined                                   $   18,286            $    162,139           $    180,425
                                                      =========             ===========            ===========

       Net loss

          Streamedia                                  $(296,760)            $(3,784,911)           $(4,081,671)
          Eons                                         (131,460)                   (913)              (132,373)
                                                       --------           -------------            -----------

          Combined                                    $(428,220)            $(3,785,824)           $(4,214,044)
                                                       ========              ==========             ==========

       Loss per share

          Streamedia                                      $(.14)                 $(1.12)                $(1.47)
          Eons                                             (.06)                   -                      (.05)
                                                           ----                 -------                   ----

          Combined                                        $(.20)                 $(1.12)                $(1.52)
                                                           ====                   =====                  =====

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2000
                                   (unaudited)


NOTE C (CONTINUED)

     On March 31, 2000, the Company purchased certain web site domains and production assets from Kudzu NewMedia and Bijou Cafe.com (collectively, "Bijou") for 20,000 shares of the Company's stock, valued on the effective date of agreement at $76,886, representing the fair market value of the assets acquired. The acquisition was accounted for as a purchase, and accordingly, the statements of operations include the results of operations of Bijou since acquisition. The operations of Bijou are not significant to the Company's operations.

NOTE D - LOSS PER SHARE

     Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic net loss per share to the numerator and denominator of the diluted net loss per share. As of September 30, 2000, the calculation of diluted net loss per share excludes an aggregate of 3,653,575 shares of common stock issuable upon exercise of warrants and employee stock options, as the effect of such shares would be antidilutive for all periods presented.

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

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2000
                                   (unaudited)

NOTE E (CONTINUED)

     In August 1999, the Company's Board of Directors granted stock options pursuant to the Company's 1999 Incentive and Nonstatutory Option Plan (the "1999 Plan") to an employee to purchase 110,000 shares of common stock at an exercise price of $2.00 per share (a price below the estimated fair market value of the Company's common stock of $7.50 on the date of issuance). Of the 110,000 options, 75% vest ratably over three years from the date of grant for which compensation expense of $453,750 is recognizable over such period. The remaining 25% of such options vest upon achieving certain performance-based criteria, which occurred during May 2000. Compensation expense for these options will be recognized based on the intrinsic value of such options at the time the performance-based criteria are achieved. Compensation expense relating to these options of approximately $146,686 was recognized for the nine months ended September 30, 2000.

     In May 2000, the shareholders of the Company approved a 500,000 share increase in the maximum number of common shares reserved for issuance under the 1999 Plan.

     During the third quarter ended September 30, 2000, the Company granted a consultant,for services rendered fully vested, exercisable and non-forfeitable options to acquire 17,167 shares of common stock at exercise prices equal to the closing price of the Company's stock on the grant dates of the options. The Company recorded a charge to operations of $17,226 during the period ended September 30, 2000, pertaining to such option grant.

     During the third quarter ended September 30, 2000, the Company entered into a Private Placement agreement (the "Private Placement"), under Regulation D of the Securities Act of 1933, with an investment firm to issue a minimum and maximum aggregate principal amount of $1,000,000 to $3,000,000 of the Company's common stock.

     On September 6, 2000, in connection with the Private Placement, the Company sold 940,000 shares of common stock for net aggregate proceeds of $931,520. The Company intends to offer an additional $1,872,000 of shares of common stock in a second tranche of financing, which was approved by the stockholders of the Company on October 27, 2000 and is expected to be completed in the fourth quarter of 2000.

                         Streamedia Communications, Inc
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2000
                                   (unaudited)

NOTE E (CONTINUED)

     Pursuant to the Private Placement, the Company has issued a warrant to the investment firm to purchase 250,000 of the Company's common stock at an exercise price per share equal to the closing bid price per share of the Company's common stock, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of the first closing (September 6, 2000), as defined, which shall be exercisable at anytime for five years from the date of the final closing, as defined.

     Additional warrants may be earned by the investment firm based on the aggregate gross proceeds in the second tranche of financing of the Private Placement.

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. Readers, however, should carefully review factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission ("Commission").

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

Building of streaming infrastructure and the web sites

The streaming infrastructure consists of various local and wide area networks capable of streaming and storing large amounts of audio and video files. We have implemented networked environments for development, staging, and actual broadcast to the public over the Internet. The system combines sophisticated network architecture to develop and deliver our content as well as a system to store files to be streamed.

Recruiting technical and broadcast production talent

The area of streaming video and audio over the Internet is new and complex. There is an extremely limited pool of talent available with expertise in this field. We have spent a great deal of time recruiting and interviewing talent for these positions. We have had success in attracting and retaining individuals with the necessary talents and experience. We have approximately 24 employees the majority of which are Network Producers, Video Editing Technicians, Digital Asset Technicians, Web Designers, Web Developers, Programmers, and LAN and Database Administrators.

Developing and refining our business model

We have devoted time to refining our business model prior to commencing actual operations. Our business model has been built around multiple lines of product and services with multiple revenue sources. We originally contemplated four business lines, which have since been consolidated into two main revenue divisions built around the types of clients that each division services. The first division, the Streamedia Networks division, consists of the Bijou Cafe targets and the Internet users and the second, our Business Services division, is aimed at corporate clients.

Establishing a network of industry partners

The Internet industry has been built around establishing partnering arrangements with competitors and collaborators alike. In furtherance of our plan and objectives, we have established partnering arrangements with Real Networks, Inc., Virage, Inc., Screaming Media, Inc., Intraware, Inc., and Video Corporation of America, Inc.

Planning and developing of the Bijou Cafe

BijouCafe.com is a leading independent film and digital entertainment destination site, among the web's first and most acclaimed venues for independent and classic films. Bijou Cafe is produced as an online version of an art-house cinema. The site is described by USA TODAY as "a fun cyber-art-house with wide-ranging eclectic fare, from vintage serials and cult oldies to cutting-edge shorts and animation." The Cafe is well regarded by film lovers and collectors, directors, producers, writers, cinematographers, film historians, media distributors, film librarians, college students, and boomers into nostalgia. Bijou Cafe helps Streamedia.Net target well-defined audiences across multiple media outlets, and promotes the Streamedia.Net brand throughout the entertainment world via cross-marketing opportunities. The Cafe helps generate compounded revenue streams, as it represents an essential link in a sales chain comprising business units and activities as diverse as media licensing and acquisition, theatrical exhibition, online streaming, web development, and distribution sales into traditional media outlets such as video stores and cable television. As such, Bijou Cafe represents a strategic position for Streamedia.Net in the emerging converged media service markets.

Planning and developing our Business Services

Our business services are designed to provide technology and consulting expertise and services to traditional media companies, traditional businesses with media assets, and online businesses and web sites. Our Streamedia Digital Solutions includes encoding services, digital security, video indexing, broadcasting production, web design and back-end technical services. In developing our business services area, we have acquired and installed hardware and software that allows us to perform these services for other companies.

During the quarter ended June 30, 2000, we launched the Streamedia Digital Solutions, and began producing revenues. The Quarter ending September 30, 2000 was the first full quarter of operations. The Streamedia Digital Solutions provides consulting and design services relating to the construction of websites or Internet applications on the World Wide Web.

The launch of our professional services was subsequent to the launch of the Streamedia Networks in May and was only operational for a portion of the quarter.

RESULTS OF OPERATIONS


REVENUES. Revenues increased by $424,750 or 555% to $501,289 for the nine months ended September 30, 2000, as compared to $76,539 for the comparable period of 1999. For the three months ended September 30, 2000, revenues increased by $346,029 or 1,416% to $370,459, as compared to $24,430 for the comparable period in 1999. Revenues for the three and nine month periods ended September 30, 2000, were primarily generated from our performance of Internet professional services, launched in May 2000.

The revenues for the three and nine month periods ended September 30, 1999, are due to acquisition of Eons Ahead, Inc., in March 2000, which was accounted for as a pooling of interests.

OPERATING EXPENSES. Total operating expenses increased by $4,857,923 or 429% to $5,991,132 for the nine months ended September 30, 2000, as compared to $1,133,209 for the comparable period of 1999. For the three months ended September 30, 2000, total operating expenses increased by $1,484,805 or 288% to $2,000,012, as compared to $515,207, for the comparable period in 1999. The increases in operating expenses for the three and nine month periods ended September 30, 2000, were due to recruiting, hiring, and training of additional technical and administrative employees, business development expenses, implementing of systems and development of infrastructure, Internet service provider costs, and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES. We incurred net losses every quarter since our inception. For the nine months ended September 30, 2000, we incurred a net loss of $5,369,909, an increase of 393% as compared to a net loss of $1,088,943, for the nine months ended September 30, 1999.

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. On September 6, 2000, Streamedia

Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under Regulation D, Rule 506 of the Securities Act of 1933, as amended. We plan to offer an additional $1,872,000 of Shares of Common Stock under this private placement.

We are offering for sale a minimum of $1,000,000 and a maximum of up to $3,000,000 of Shares of Common Stock. Each Share of Common Stock to be sold will have a purchase price equal to the lesser of $2.00 per Share or a 20% discount to the closing bid price per Share, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of each Closing of the Offering. If the Closing bid price per Share, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of any Closing is less than $1.50 per Share, the purchase price will be equal to the lesser of $1.20 per Share or a 10% discount at the Closing bid price per Share, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of such Closing. If the Closing bid price per Share, as reported on the Nasdaq SmallCap Market is more than $2.75 per Share on the day immediately preceding the date of any Closing, the purchase price will be equal to a 25% discount to the Closing bid price per Share, as reported on the Nasdaq SmallCap Market, on the day immediately preceding the date of any such Closing.

The securities offered in the private placement will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The proceeds from the private placement are to be used for general corporate purposes and capital equipment. We have incurred, and expect to continue to incur, substantial expenses in our operations.

From January 13, 1998 (the date of our inception) to September 30, 2000, we have raised a total of approximately $14 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). We completed our initial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest. On September 30, 2000, our principal source of liquidity is $910,101 of cash and cash equivalents.

During this fiscal year, we intend to focus our efforts on the expansion of our professional services since we believe that it represents our best short-term path to profitability. Bijou Cafe or the Content portion of the business will be built out more gradually, as our resources will be expended on the areas representing the potential for greatest return.

To accomplish these objectives, we need to:

- Make substantial investments in capital equipment, such as web servers, storage devices, and other specialized computer and communications equipment, and

- Hire or otherwise contract with highly specialized personnel to develop, configure, administer, and operate Web sites, broadcast equipment and infrastructure for our company and our corporate clients.

We plan to acquire additional content that will be broadcast on the Bijou Cafe. Current industry conditions render it difficult to secure "exclusive" rights to numerous classes of content suitable for broadcasting over the Internet. To the extent to which we cannot capture exclusive broadcast rights, we will be in competition with other web sites attempting to attract audiences by offering some of the same programming.

We anticipate that any rise in our industry stature, such as by selling business to business services, and supplying third party sites with programming, will assist us to further market business to business professional services, and thereby proportionately increase our revenue. We expect expenditures to rise in proportion to each phase of our build out. While we anticipate increased revenues concurrent with the build out, delays in product development or the institution of marketing programs could result in the risk of prolonged absence of revenues, profits, or working capital.

For the nine months ended September 30, 2000, we expended approximately $1,341,000 for property and equipment assets. This represents a substantial portion of our technical capital infrastructure. We expect to complete this build-out in the fourth quarter of fiscal 2000, at which time we anticipate that the monthly rate of capital expenditures will significantly decrease.

Nevertheless, we believe that to accomplish our business objectives we will have to continue to expand our operations. However, our limited operating history makes predictions of our future results of operations difficult to access. We have incurred net losses in each fiscal period since our inception and, as of September 30, 2000, we had an accumulated deficit of $9,583,953. To date, although we are beginning to generate revenues, we may never achieve profitable operations. Our history of net losses raises doubt about our ability to continue operations. Based upon our projected costs for the year 2000 and our past operating losses, we will need to obtain sufficient additional financing or other working capital to fund our operations.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We were not a party to any material legal proceeding as of September 30, 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

On September 6, 2000, we accepted subscriptions for 940,000 shares of Common Stock with proceeds to us of $1,128,000. We raised these funds in a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Securities Act").

USE OF PROCEEDS

As a result of our initial public offering we received $8,446,777 in net total proceeds, and $931,520 in net proceeds from the September 6, 2000 private placement. As of September 30, 2000, we have used $211,379 for leasehold improvements, building and facilities; $1,878,125 repayment of indebtedness; $1,891,309 for hardware, video equipment, software, and associated licenses; $3,298,977 for burdened payroll; and $1,059,885 for technical and financial consultants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to shareholders during the quarter ended September 30, 2000.

However, we did conduct a special meeting of the shareholders on October 27, 2000. At that meeting, our shareholders approved the issuance of up to approximately 3.3 million shares of common stock in a private placement. We disclosed this shareholder vote in a report on Form 8-K, which we filed on November 1, 2000.

ITEM 5. OTHER INFORMATION

There is no other information to report for the quarter ending September 30, 2000.

October 12, however, Mr. James Schroeder resigned from our Board of Directors. Mr. Schroeder served on the Company's Audit Committee and the Company's Compensation Committee.

In addition, we conducted a special meeting of our Board of Directors on October 20, 2000. At that meeting, the Board took a number of reorganization steps at the management and board level.

Our Board accepted the resignation of Mr. James D. Rupp as President and CEO of Streamedia, based on terms agreed to by the Compensation Committee of Streamedia. Our Board also accepted the resignation of Mr. Nicholas Malino as Director, COO, CFO, and Executive Vice President, based on terms agreed to by the Compensation Committee.

Our Board then appointed Mr. Henry Siegel as President and interim CEO of Streamedia. Previously, Mr. Siegel was a director of Streamedia. We have begun an extensive search both for a permanent President and CEO, and for a new COO, CFO and Executive Vice President. Also appointed to the Board was Mr. Gary M. Feuerman, who currently is a principal of iFusion Consulting.

The Board also appointed Mr. Robert J. Wussler as Vice Chairman of the Board, and as Chairman of the Compensation Committee. Mr. Siegel also was appointed to the Compensation Committee. Mr. Feureman and Mr. Robert A. Shuey, III also were appointed as members of the Compensation Committee. Mr. Shuey and Mr. Wussler currently are outside directors of Streamedia. Members of the Compensation Committee do not participate in matters relating to their own compensation.

Shortly after the Board meeting, Mr. David Simonetti tendered his resignation from the Board of Directors. His resignation became effective October 21, 2000. Streamedia has begun to search for a replacement Board member. We also discuss the above board and management changes in a report on Form 8-K, which is attached to this report as an Exhibit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit.

      Exhibit 27 Financial Data Schedule.

(b)   Reports of Form 8-K

      The Company filed one report on Form 8-K during the quarter ended September 30, 2000. We filed this report with the Commission on September 27, 2000, and it disclosed that we accepted subscriptions in a private placement for 940,000 Shares of Common Stock with net proceeds to us of $1,128,000.

      In addition, we filed three reports on Form 8-K after September 30, 2000. The first of these reports was filed on October 12, 2000. This report disclosed that Mr. James Schroeder resigned from our board of directors.

      We filed the second report on October 27, 2000, announcing the resignation of Mr. James D. Rupp and Mr. Malino, as discussed above. This report also announced that our board appointed: (i) Mr. Siegel as President and interim CEO; (ii) Mr. Wussler as Chair of the compensation committee for Mr. Siegel's employment and as Vice Chairman of the Board; (iii) Mr. Feureman as a member of the board; (iv) Mr. Shuey, Mr. Feureman, and Mr. Siegel as members of the Compensation Committee. Members of the Compensation Committee do not participate in matters relating to their own compensation. This report also announced the resignation of Mr. Simonetti from our board.

      Finally, we filed a third report on Form 8-K on November 1, 2000. This report disclosed that we conducted a meeting of the shareholders, at which the shareholders approved the issuance of up to approximately 3.3 million shares of common stock in connection with a private placement. We filed proxy materials with the Commission on September 27, 2000 (the preliminary proxy statement), and on October 6, 2000 (the definitive proxy statement), both of which provided our shareholders with information about the shareholders' vote.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Streamedia Communications, Inc.
Date: November 14, 2000                 By: /s/ Henry Siegel
                                        -----------------------------
                                          Henry Siegel
                                          Interim President and Chief Executive
                                          Officer