Form 10KSB
period 2000-12-31
STREAMEDIA COMMUNICATIONS INC
filed 2001-04-17
CIK 1083384

                          STREAMEDIA COMMUNICATIONS INC



                           FILING TYPE: 10KSB
                           DESCRIPTION: ANNUAL REPORT
                           FILING DATE: APRIL 16, 2001
                            PERIOD END: DEC 31, 2000


                      PRIMARY EXCHANGE: NASDAQ - SMALL CAP MARKET
                                TICKER: SMIL

                                TABLE OF CONTENTS

ITEM 1. BUSINESS.........................................................................................3

A.    Business Development...............................................................................3

B.    Business of the Registrant.........................................................................3

      Business-to-Business Core Competencies.............................................................4

      Business Strategy..................................................................................5

      Marketing and Sales................................................................................5

      Corporate Markets..................................................................................5

      The Business Services..............................................................................6

      Encoding Services..................................................................................6

      Digital Security...................................................................................6

      Web Design.........................................................................................7

      Web and Media Distribution.........................................................................7

      Raw Materials......................................................................................7

      Competition........................................................................................7

      Dependence on a Few Major Customers................................................................8

      Need for Government Approval.......................................................................8

      Effect of Existing or Probable Government Regulations on the Business..............................8

      Research and Development...........................................................................9

C.    Risk Factors.......................................................................................9

ITEM 2.        PROPERTIES...............................................................................10

ITEM 3.        LEGAL PROCEEDINGS........................................................................11

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS....................................11

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS....................11

ITEM 6.        MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...12

A.    OVERVIEW..........................................................................................12

B.    PLAN OF OPERATIONS................................................................................14

C.    RECENT DEVELOPMENTS...............................................................................15

ITEM 7.        FINANCIAL STATEMENTS.....................................................................17

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....17

ITEM 9.        DIRECTORS AND EXECTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(A) OF THE EXCHANGE ACT........................................................17

ITEM 10.       EXECUTIVE COMPENSATION...................................................................18

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................20

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................21

INDEX TO FINANCIAL STATEMENTS...........................................................................23

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

                         Streamedia Communications, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                      22-3622272
   ------------------------------                      -------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)



 244 West 54th Street New York, New York                      10019
 ---------------------------------------                      -----
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number  (212) 445-1700

Securities registered under Section 12(b) of the Act:         None

      Title of each class           Name of each exchange on which registered
      -------------------           -----------------------------------------

------------------------------      -----------------------------------------

------------------------------      -----------------------------------------


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

Yes /X/.  No / /.

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

        State the issuer's revenues for the most recent fiscal year.  $526,742

        State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

        As of March 22, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $1,533,369, based on the closing sales price of the registrant's Common Stock as reported on the Nasdaq Small Cap on such date. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

        State the number of shares outstanding of each of issuer's classes of common equity, as of March 22, 2001: 7,221,691

                       DOCUMENTS INCORPORATED BY REFERENCE

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

    B. BUSINESS OF THE REGISTRANT

       1. GENERAL

We provide website owners and content publishers with cost-effective services and tools for streaming, or broadcasting, live and on-demand video and audio content over the Internet. We have also operate a broadcast content website, Bijou Cafe, at www.bijoucafe.com. Our business, therefore, has two primary components: we act as an Internet content publisher and broadcaster, and as a business-to-business service bureau, to assist other businesses to publish and broadcast their content on the Web. Each area of activity is intended to generate multiple sources of revenue.

Our content websites and the broadcast programming that they feature provide examples of the services we are able to provide on a business-to-business basis. Our streaming media services enable web users to enjoy activities such as:

    o Listening to radio broadcasts on the Internet o Watching news, sports, and cultural events from around the world

    o  Experiencing interactive presentations

    o Accessing unique work by artists whose work is unavailable to traditional broadcasters in television or radio

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

    o  Participating in live interactive webcasts or Internet conferences

    o  Gathering important health information on a confidential basis

    o  Joining an Internet "community"

    o  Researching products for which they are shopping

       2. THE BUSINESS SERVICES

            BUSINESS-TO-BUSINESS CORE COMPETENCIES

The mission of our Business Services operations is to provide technology and consulting expertise and services to conventional media companies, traditional businesses with media assets, and online businesses and websites needing to coordinate and control their media assets to increase profits, enhance branding, increase their distribution, and raise their industry stature. We will emphasize the role of Media Resource Planning in the Company's future.
Streamedia Business Services has the following capacities:

    o Capturing and converting traditional non-digital media such as film and videotape assets to digital format

    o Storing these converted media assets in a digital environment which may be indexed so that the digital files can be searched for content.

    o  Providing a commerce-enabled web interface to that digital environment

    o Furnishing scalable and reliable distribution means to delivery for all products including professional quality video

    o Tracking the use of media assets throughout the broadcast, cable and Internet marketplace

    o Providing consulting expertise and technology to help companies build similar, but non-competitive systems at the "company-wide" level

The Streamedia Digital Solutions(TM)

The centerpiece of our Business-to-Business Strategy is the Streamedia Digital Solutions(TM). Streamedia's Digital Solutions(TM) allows owners of traditional types of media, such as film, photographic, and video and audio libraries, to display their content over the Internet. The digitization of traditional media assets is recognized as a method to preserve and protect fragile media assets such as film. Moreover, Streamedia Digital Solutions(TM) process also allows media owners to:

    o Enhance their video or audio asset through Streamedia's ability to optimize the video or audio and in some cases to restore faded or damaged media

    o Index a video library, using third party software, by rendering the digitized content searchable by spoken words, by the recognition of the names and faces of the speakers, or by identification of the topics discussed during each segment of the video

    o Transform the "old-media" asset into a compelling web experience and a completely new broadcast platform capable of featuring personalized, targeted advertising, community-building and e-commerce

    o  Distribute their assets to new markets

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

Business Services' mission is to provide technology and consulting expertise and services to conventional media companies, traditional businesses with media assets, and online businesses - whose websites need to coordinate and control their media assets to increase their profits, enhance their branding, increase their distribution, and raise their industry stature.
We believe the Internet marketplace is poised for a revolution in methodology, not just technology. While it is known currently as primarily a tool for finding news and entertainment information, we believe that the next iteration of the web will reveal the wide adoption of the narrative in an interactive environment. Our goal is to forge a working bond between the best in interactive Internet technology and television production, which would allow us to embrace and lead the next transformation of the web and media marketplace.

            MARKETING AND SALES

We rely on a variety of marketing methods, including direct marketing, trade show and conference participation, our corporate site, Bijou Cafe, and collateral sales materials. We will continue to raise our stature in the Internet community and position the Streamedia brand as we develop our sales and marketing activities. We segment our target markets into a broad range of categories. Each of these categories has qualities which allows our personnel to approach a potential client with opportunities relating to both business-to-business services, and for content arrangements that may take one of many possible forms. Sample target markets include:

            CORPORATE MARKETS

                 o    Corporate Intranets

                 o    Internet Service Providers

                 o    Portals

                 o    Online Retailers

                 o    Training and Education Institutions

                 o    Advertising Agencies

                 o    Libraries and Media Centers



            MEDIA AND ENTERTAINMENT

                 o    Cable Television

                 o    Movie Studios & Collections

                 o    Entertainment Rights

                 o    Producers

                 o    Music Industry Corporations

                 o    Radio Stations

                 o    Television Stations

                 o    Newspapers

                 o    Magazines

       3. DESCRIPTION OF SERVICES

            THE BUSINESS SERVICES

We are providing Internet media infrastructure services and applications. Together, these form end-to-end solutions for the delivery of rich media over the Internet. The Streamedia Digital Solutions include encoding, which means processing audio and video into a format that enables it to be broadcast as streaming media. The Solutions also include media hosting and serving. Our services, systems and applications can now scale to encompass jobs requiring high performance and/or large quantities of data. We can assist customers to get their media to market rapidly and effectively. Examples of the types of services we provide that are included in the Streamedia Digital Solutions:

            ENCODING SERVICES

To be distributed over the Web, all audio and video content must be encoded. We are able to convert content from all major input formats, whether analog or digital, and convert them to the common streaming media formats for distribution at a full range of bit rates. We can capture source content via tapes, satellite transfer, compact disks, FTP, and other methods. We offer encoding services to our customers through our internal staff. In addition, we have understandings with major vendors to process any high volume work we may need to complete. We offer encoding in a number of digital formats, including MPEG, QuickTime, AVI, Microsoft's Windows Media Player and RealNetworks' Real Player.

            DIGITAL SECURITY

After we have encoded the content, we can also generate watermarking, encryption, or other digital rights and security technologies to protect and manage content. Information also can be embedded within digital audio or video to provide copyright and intellectual property protection. Such processes have become particularly important to rights holders wishing to protect their economic interest in properties they have bought or created.

            WEB DESIGN

Our web design team can develop channels through which our customers can distribute their programming. They can conceptualize and execute an entire corporate presence. Our web developers have core competencies in such areas as:

                 o    Conceptual development

                 o    Graphic interface design

                 o    3-D design and animation

                 o    Multimedia applications

                 o    Interactive components

                 o    Intranets / Extranets

                 o    Database design

                 o    CD-ROM development

                 o    Network applications

                 o    Connectivity tools

                 o    E-Commerce applications

                 o    Interactive kiosks

            WEB AND MEDIA DISTRIBUTION

We provide complete solutions for hosting and serving web pages and multimedia. Our customers can store video and audio clips at our hosting facility or at distributed networks, such as the Real Broadcast Network, with which we have a reseller relationship. We have built and continue to build out an in-house data center, and our technicians integrate servers and connectivity to other Networks and service providers.

            RAW MATERIALS

The use of raw materials is not now a material factor in our operations.

            COMPETITION

We believe our approach to establish Streamedia as an emerging leader in its fields reduces the threat of competition. Nevertheless, the market for Internet broadcasting and Internet services is highly competitive. We expect that competition will continue to increase. We compete with:

                 o Other websites, Internet portals, dial-up software applications and Internet broadcasters to acquire and provide content and act as a gateway to attract users;

                 o Video-conferencing companies, audio conferencing companies and Internet business services broadcasters;

                 o Online services, other website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertising budgets; and

                 o    Other news Internet and telephone companies.

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

            DEPENDENCE ON A FEW MAJOR CUSTOMERS

Streamedia and its subsidiaries do not expect to be dependent on any one customer or a few particular customers for any material percentage of our revenues.

            PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS, INCLUDING DURATION

We regard some components of technology still in development stage as proprietary and will attempt to protect those components with patents, copyrights, trade secret laws, restrictions on disclosure and other methods.

We pursue registration of our trademarks and service marks. We have, for example, undertaken to protect our right to use the names "Stream," "Streamedia," "Stream Wire," "Streamedia Webcasting," "StreamGuide," "StreamPlayer," "StreamTuner," and other names and logos unique to Streamedia by filing for trademark registration with the United States Patent and Trademark Office. Our applications are still open, pending potential opposition from third parties. If there is no opposition filed in the Office of Patent and Trademark, we have been informed that will be granted these marks. There has been no opposition filed to date.

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

            RESEARCH AND DEVELOPMENT

Our research and development ("R&D") requirements primarily consist of keeping current on developments relating to technology to support the objectives of our business plan and other aspects of operating an Internet-based broadcasting venture. We do not anticipate significant expenditures in 2001 for R&D.

            ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

            EMPLOYEES

As of December 31, 2000, we employed 32 full time employees and have 3 part-time employees working for us. Of the 32 full time employees, 6 are in administration, 21 in operations, and 5 are in sales and marketing. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

    C. RISK FACTORS

You should be aware that there are various risks associated with our business, and us including the ones discussed below. The following risk factors should be carefully considered, together with other information contained in this Form 10-KSB, in evaluating us or considering an investment in our stock.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO DETERMINE OUR FUTURE SUCCESS

Streamedia is currently just becoming operational. To date, we have generated minimal revenues. During the year ended December 31, 2000, we experienced a loss of $(7,367,904) and our deficit accumulated during the development stage as of December 31, 2000 was $(11,581,948). You should consider Streamedia and our prospects in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development.

WE MAY NOT BE ABLE TO OBTAIN THE FINANCING AND CAPITAL REQUIRED TO MAINTAIN AND GROW OUR BUSINESS

To date, we have incurred net losses, including net losses of $7,367,904 and $3,785,824 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, we had an accumulated deficit during development stage of $11,581,948. We expect to incur substantial up-front capital expenditures and operating costs in connection with the operation and expansion of our network sites, which will result in significant losses for the foreseeable future. There can be no assurance that we will generate significant revenues or achieve profitable operations.

Our independent certified public accountants' report on the financial statements includes an explanatory paragraph stating that our ability to continue our business is dependant upon our ability to obtain additional capital, among other things, which raises doubts about our ability to continue as a going concern.

WE ARE DEPENDENT ON CONTINUED GROWTH AND ACCEPTANCE OF THE INTERNET

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

TO REMAIN COMPETITIVE WE MUST ADAPT TO INTERNET TECHNOLOGY TRENDS

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

OUR PRINCIPAL SHAREHOLDERS OWN A MAJORITY OF THE SHARES OUTSTANDING AND MAY CONTROL US

A small number of individuals and groups own or influence the control of a majority of the outstanding shares of common stock. These shareholders will be able to control the vote on election of directors and to substantially impact the vote on other matters submitted to shareholders. If these shareholders act together they will be able to substantially impact any vote of the stockholders and exert considerable influence over our affairs.

WE ARE THE SUBJECT OF CERTAIN LEGAL PROCEEDINGS

We are a party to the legal proceedings described in Item 3 - "Legal Proceedings." The defense of the actions described in Item 3 may increase our expenses and an adverse outcome in any of such actions could have a material adverse effect on our business and results of operations.

WE MAY BE DELISTED FROM THE NASDAQ-SMALLCAP MARKET

Our company has been advised by the Nasdaq Stock Market, Inc. that the Common Stock may no longer meet the requirements for continued listing and trading on the Nasdaq Market System. In particular, the stock price of the Company has fallen below $1 bid price, the minimum bid price for continued listing on the Nasdaq SmallCap Market. We have proposed a reverse split of the Company's common stock in hopes of addressing the minimum bid price requirement of $1.00 per share. The reverse split is discussed in the "recent developments" section of
Item 6 of this report. In addition to proposing to effect a reverse split, we have proposed to merge with HOA Networks Corp. ("HOAN" or "HOA Networks"), which is also discussed in the "recent developments" section of Item 6 of this report. We believe that these two events -- the merger with HOA Networks and the reverse split will cause the Company to come into compliance with the Nasdaq requirements for continued listing on the Nasdaq market.

ITEM 2.  PROPERTIES

Our principle administrative, sales, marketing and research development facilities are located at 244 West 54th Street, New York, New York. The current rent for the space is $11,000 per month and our lease expires in June 30, 2002. We believe that our current facilities will be adequate to meet our needs for the foreseeable future, and are exploring subleasing some of that space to generate additional cash flow for the Company.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, the Company has been threatened with or named as a defendant in lawsuits. The Company from time to time receives communications from third parties asserting breach of agreements and other claims. The Company currently has been named in two such events that are required to be disclosed under the securities laws. There can be no assurance that litigation will not be commenced regarding these or other matters. The two legal events are as follows:

Dynax Solutions, Inc., has filed suit against the Company, alleging that the Company breached a services contract and owes Dynax approximately $56,000. The Company has filed an answer, generally denying the allegations made by Dynax, and has filed a counterclaim, alleging damages against Dynax in excess of $150,000. The Company believes that the suit, as alleged in the complaint that Dynax filed, is without merit and the Company intends to defend the action vigorously.

Vignette Corporation ("Vignette") has filed suit against the Company, alleging that the Company entered into an agreement for Vignette to provide certain products and services to the Company. Vignette alleges that the Company refused to pay approximately $114,000 that Vignette claims is owed to it. The Company, without admitting any liability regarding the claim by Vignette, currently is attempting to settle the matter.

The Company is not involved in any other legal matters which the Company believes would, if adversely determined, have a material adverse effect upon its business or results of operations. There can be no assurance whether these matters will be determined in a manner which is favorable to the Company or, if adversely determined, whether such determination would have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of fiscal year 2000.

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

The following table sets forth the range of high and low closing sales prices of our Securities since for the fourth quarter of 1999:

FISCAL QUARTER ENDED                                                     HIGH             LOW
--------------------                                                     ----             ---
December 31, 2000                                                        $1.094           $0.50
September 30, 2000                                                       $1.938           $0.906
June 30, 2000                                                            $3.750           $1.313
March 31, 2000                                                           $5.875           $3.844
December 31, 1999 (commencing December 22, 1999)                         $9.06            $8.50

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 22, 2001, a total of 7,221,691 shares of our common stock are outstanding. Of these, 2,524,381 are free trading. We had approximately 70 holders of record of Common Stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have never paid a cash dividend. We intend to retain any future earnings for the operations and the expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.

RECENT SALES OF UNREGISTED SECURITIES

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. On September 6, 2000, Streamedia Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under Regulation D, Rule 506 of the Securities Act of 1933, as amended. The securities offered in the private placement have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The proceeds from the private placement have been used for general corporate purposes and capital equipment. We have incurred, and expect to continue to incur, substantial expenses in our operations.

We have issued securities to officers, directors, and consultants as compensation for services rendered to us. These issuances are discussed in greater detail in the notes to the financial statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto, which appear elsewhere in this document. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve risks and uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors. For a discussion of the risk factors that could cause actual results to differ materially from the forward-looking statements, you should read the "Risk Factors" section of this item.

    A. OVERVIEW

From our inception in 1998 through the present, we have considered ourselves a development stage company. We started to actively develop and market our websites in 1999. During 2000, we shifted our primary business focus to business-to-business services. As such, comparisons from the prior fiscal year may not be considered meaningful. Our primary activities to date have consisted of the following:

       1. SECURING FINANCING TO BEGIN THE OPERATING PHASE

We completed our Initial Public Offering on December 27, 1999. Prior to this date we completed only limited build-out and development of our technological infrastructure and recruited only a select few technical and managerial employees. Subsequent to the completion of the offering we began an extensive effort to develop a state-of-the-art infrastructure for video and audio streaming, to recruit and hire technical personnel to design, implement, and maintain these systems as well as to provide Internet and media services to other businesses.

We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. On September 6, 2000, Streamedia Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under Regulation D, Rule 506 of the Securities Act of 1933, as amended. The securities offered in the private placement have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The proceeds from the private placement have been used for general corporate purposes and capital equipment. We have incurred, and expect to continue to incur, substantial expenses in our operations.

THEREAFTER, IF CASH GENERATED BY OPERATIONS IS INSUFFICIENT TO SATISFY OUR LIQUIDITY REQUIREMENTS, WE MAY NEED TO SELL ADDITIONAL EQUITY OR DEBT SECURITIES TO CONTINUE AS A GOING CONCERN.

       2. DEVELOPING AND REFINING OUR BUSINESS MODEL

We devoted significant time to refining our business model prior to commencing actual operations. Our business model has been built around multiple lines of product and services with multiple revenue sources. We originally contemplated four business lines, which have since been consolidated into two main revenue divisions built around the types of clients that each division services. The Streamedia Networks, which have been streamlined to, at this time, wholly consist of Bijou Cafe, target Internet consumers and media industry programming buyers; our Business Services division is aimed at corporate clients in need of Internet services and web development.

       3. PLANNING AND DEVELOPING OF THE STREAMEDIA NETWORKS

The Streamedia Networks are the showcase of our abilities in webcasting, streaming audio and video, and website design and development. We have evaluated, acquired, and installed hardware and software associated with the development of the Networks including ad servers, database servers, multimedia delivery, Internet broadcasting, online content syndication, media asset management, online advertising and customer management.

During 2000, we decided to focus on the development of one Network, Bijou Cafe, rather than continue to devote resources to the concurrent development of multiple content Networks. The decision was based on such factors as the industry-wide decline in anticipated revenues to be derived from online advertising; the higher projected revenues from Bijou Cafe operations, including projected consumer market retail sales as well as licensing of its programming to other businesses; and the reduction in personnel and other operating costs to be expected pursuant to a focus restricted to developing a single content Network.

       4. PLANNING AND DEVELOPING OF THE BIJOU CAFE

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

BijouCafe.com is a leading independent film and digital entertainment destination site, among the web's first and most acclaimed venues for independent and classic films. Bijou Cafe is produced as an online version of an art-house cinema. The site is described by USA TODAY as "a fun cyber-art-house with wide-ranging eclectic fare, from vintage serials and cult oldies to cutting-edge shorts and animation." The Cafe is well regarded by film lovers and collectors, directors, producers, writers, cinematographers, film historians, media distributors, film librarians, college students, and baby-boomers into nostalgia.

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

During the fourth quarter of 2000, Bijou Cafe began to generate revenues by exhibiting its programming in brick and mortar movie theaters and digital projection venues, as well as from sales of videotapes and Bijou Cafe merchandise from its web site. Although these were actual cash sales, they did not contribute meaningfully to FY2000 revenues.

       5. PLANNING AND DEVELOPING OUR BUSINESS SERVICES

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

The launch of our professional services was subsequent to the launch of the Streamedia Networks in May and was only operational for a portion of the year.

To facilitate the development of our ability to offer business-to-business Internet service solutions, we completed the acquisition of Eon's Ahead, Inc. Eons Ahead was acquired in March 2000 and accounted for as a pooling of interests. We exchanged 129,354 shares of Company common stock for all of Eons common stock. Eons Ahead is a technology-based company, incorporated on January 13, 1998, which designs, markets and develops strategies for other entities.

    B. PLAN OF OPERATIONS

We have developed numerous business strategies that we plan to implement during the coming twelve months. These include adding to our library of broadcast content and catalog of related retail merchandise; enhancing our ability to deliver audio and video to large numbers of concurrent listeners and viewers; strengthening a `syndication,' or content distribution, program; and continued development of our ability to market Internet and related business-to-business services.

To accomplish these objectives, we need to:

    o Make investments in capital equipment, such as web servers, storage devices, and other specialized computer and communications equipment,

    o  Contract for sufficient bandwidth,

    o  Acquire attractive media programming and properties

    o  Devise a powerful Internet infrastructure, and

    o Hire or otherwise contract with highly specialized personnel to develop, configure, administer, and operate our sites, broadcast equipment and infrastructure.

We plan to acquire additional content in the foreseeable future. Current industry conditions render it difficult to secure "exclusive" rights to numerous classes of content suitable for broadcasting over the Internet. To the extent to which we cannot capture exclusive broadcast rights, we will be in competition with other websites attempting to attract audiences by offering some of the same programming. These websites may have financial advantage over the Company in capturing exclusive broadcast rights.

We also expect to initiate an "affiliate" program. Like network television broadcasters, we plan to distribute both proprietary and licensed programming from numerous sources. We plan to supply other websites with programming we have the rights to distribute. We expect to begin such syndication during the first half of 2001. We believe such syndication could provide us with a substantial number of extra distribution outlets, which may generate increased advertising revenues, and raise our stature in the industry. Should we encounter difficulties in attracting further distribution outlets for our programming, our business may be impaired.

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

    C. RECENT DEVELOPMENTS

We are in the early stages of our status as an operating Company. During 2000, we were engaged in developing the plans for our Network and Channel design and structure and launching a series of Internet broadcast content web sites; identifying staffing requirements and interviewing prospective employees in sales, marketing, traditional broadcasting, editorial, design, and technology; devising a media strategy and evaluating media relations firms; completing or reviewing and potential acquisitions in such areas as multimedia production, web hosting services, and original content generation; and establishing relationships for studios, bandwidth and broadcast content.

       1. MANAGEMENT CHANGES

Several changes were made in Management to foster the Company's ability to execute its business plan. The CEO and founder, James Rupp, resigned his position during October 2000, in favor of the appointment of the more experienced Henry Siegel, a Director since the Company's inception, to the CEO position. Mr. Rupp continues to work with the Company, primarily in the development of Bijou Cafe, and also continues to serve as a Director. Mr. Siegel is the former Chairman and CEO of Kaleidoscope Media Group, a publicly held distributor of television and home video programming including the ESPY Awards Show. Mr. Siegel began his career at Grey Advertising where he was in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services (LBS), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and CEO of LBS, Mr. Siegel developed numerous successful television series, including Fame and Baywatch. Mr. Siegel has been named by Advertising Age Magazine as one of the pioneers of the first 50 years of television.

Several other changes were made to the Board of Directors. During October 2000, Mr. James Schroeder Mr. David Simonetti resigned, citing their disagreement with proposed direction of the Company and management as set forth by then Chairman of the Board Mr. Gayle Essary. The Streamedia Board also accepted the resignation of Mr. Nicholas Malino as COO, CFO, and Executive Vice President. The Streamedia Board appointed Mr. Gary M. Feuerman to the Board as an outside director. Subsequently, Mr. Essary relinquished his position as Chairman and Vice President.

       2. STRATEGIC ACQUISITIONS

In January, Streamedia acquired eLeaders, Inc. (WWW.ELEADERS.COM), headquartered in Mineola, NY. Eleaders, a rapidly growing company, provides hosting, Internet access (DSL services), and web site design as part of the core consulting services and solutions clients' online business to over 860 clients throughout the U.S., including i-Bank24.com, Luminant (Nasdaq: LUMN), Sterling National Bank, Systec, Inc., CoolAudio, a division of NetGain (OTC: NTGN.OB), and OrbitTravel.com (OTC: OBTV.OB). eLeaders, Inc. was founded in 1998 and in its first two years of operation experienced more than 200% growth per year. eLeaders designs business-to-business solutions to improve supply lines and internal communications, and aggregates customers by affinity interests or geographic location to amplify marketing results. Its high-speed connectivity services and web design capabilities provide an important addition to Streamedia's product and service offerings.

On April 11, 2001, the Company signed a Plan and Agreement of Merger ("Merger Agreement") with HOA Networks and HOA Acquisition Corp. ("HAC"). The merger is between HOA Networks, HOA Acquisition Corp. ("HAC"), and the Company. Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 4 for 1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted as follows: 100% of HOAN shares will be exchanged for 80% shares of the Company. It is anticipated that the effective date of the merger will be on or about May 21, 2001.

HOA Networks Corp (HOAN) is a profitable multi-faceted communications and entertainment Company. Its primary division, AMC Global, had over $7 million in assets and earned over $12 million in revenue, according to its audited financial statements for fiscal year 2000. HOA Networks was formed in 1986, and has formed a number of alliances and completed strategic acquisitions and is comprised of a group of wholly owned private companies that benefit from various revenue sources and, working together, has become a "one-stop" entertainment, data and communications solution for most end users, from small to large businesses and individuals. Each company stands alone as a profit and operating base but each company can also use the strengths of the others in the group to maximize on customer and profit base. HOAN consists of six main subsidiaries:

            A. HOA NETWORKS, CORP. has formed a number of alliances and completed strategic acquisitions and is comprised of a group of wholly owned private companies that benefit from various revenue sources and, working together, become a "one-stop" entertainment, data and communications solution for most end users, from small to large businesses and individuals. Each company stands alone as a profit and operating base but each company can also use the strengths of the others in the group to maximize on customer and profit base.

            B. AMC GLOBAL COMMUNICATIONS, INC., (AMC) is an independent telephone company with international headquarters in Atlanta, Georgia, U.S.A., founded in July of 1986. AMC, which sells and services a wide variety of telecommunications equipment, is one of the largest interconnect telephone companies in the country. The Company has been consistently profitable and has a strong balance sheet. It has over 13,000 customers, one hundred (100) plus employees and has expanded through its telemanagement expertise, innovative direct sales efforts and a strong, experienced management team. Other than several strategic acquisitions, growth has been internal. However, it is AMC's intent to substantially increase its revenues and profitability through an aggressive acquisition strategy as the interconnect telephone industry consolidates.

            C. WORLD SKYLINE, INC. is a Northern Virginia (Washington D.C. Metro
Area) based Internet Technology Company founded in 1996. World Skyline was founded to offer Internet Solutions and information technology needs for both Business and Residential markets. The company is a full service, one-stop, Internet Service Provider that can fulfill all of its clients Information Technology (I.T.) needs. World Skyline offers a vast array of products ranging from Dial-Up access to Digital Subscriber Lines, E-Commerce and Web Hosting solutions and Streaming Media services. World Skyline's one-stop approach means support for a wide variety of products and services.

            D. HOLLYWOOD ON AIR PRODUCTIONS, Los Angeles based, recently developed Family Film Plan, which directs the company to acquire the rights to distribute and market completed feature films, maximizing revenue streams from all media. The collective executive team of officers and directors represents an unparalleled combination of talent and experience in the motion picture and entertainment industry. Beyond relying on completed films, HOA Productions will use its considerable expertise to develop, produce, market and distribute a variety of family oriented motion pictures. Hollywood On Air's purpose is to build a "label" or brand that will acquire, produce and distribute children's and family-oriented motion pictures designed to be "sold through" into the video, DVD, Internet, and television marketplace on a reasonably profitable basis while building asset value in a library of film rights. Furthermore, the company will supply content to Hollywood On Air's family of companies while they supply distribution outlets for HOA Productions' product.

            E. HOLLYWOOD ON AIR MUSIC, INC., based in New York and Montreal, Canada, owns, produces and represents content, from movies to new live concerts and owns music publishing and master rights. From the purchase of older catalogs of movies and television shows, record catalogs and publishing, to the regular recording and filming of new shows; HOA Music is building a major audio visual catalog, forming a base asset of content for all areas of distribution including Internet, TV, radio, broadcast and retail. HOA Music is also representing catalogs on a worldwide basis and from the world market, to further offer buyers and consumers a large range of product.

            F. NAMASTE TELEVISION, based in London, England, provides Asian entertainment and information through it's worldwide cable and satellite broadcast license to 60,000 UK households. The company is now in the process of opening another channel devoted to music programming. Namaste will be streamed worldwide by World Skyline.

HOAN is expected to foster growth of both Streamedia's business services unit as well as its Bijou Cafe property. HOAN is projecting nearly $20 million in revenue for 2001, and has informed us that its unaudited assets total nearly $14 million. The merger is expected to be a stock for stock transaction. We have filed an amended proxy statement on April 16, 2001 to seek shareholder approval of the merger. This special meeting of the shareholders is scheduled to take place May 22, 2001.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements on accounting and financial disclosures with our accounting firm during the reporting period or during the preparation of our audited financial statements for the year ending December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified.

NAME                         AGE                        DIRECTOR SINCE             POSITION


Henry Siegel                 57                         1999                       President, CEO
Gary M. Feuerman             37                         2000                       Director
James D. Rupp                39                         1998                       Director
Robert A. Shuey, III         45                         2000                       Director

Henry Siegel has served as a Director of Streamedia since February of 1999, and has served as President and CEO from October 2000. From 1995 to the present, Mr. Siegel has been the Chairman and Chief Executive Officer of Kaleidoscope Media Group, a publicly held company. Kaleidoscope is a worldwide distributor of television and home video programming including the ESPY Awards Show. Mr. Siegel began his career at Grey Advertising and in 1974 he was placed in charge of its media operation, managing all areas of media planning, research and execution. In 1976, Mr. Siegel founded Lexington Broadcasting Services (LBS), where he pioneered the concept of barter syndication (advertiser-supported television). As Chairman and Chief Executive Officer of LBS, Mr. Siegel developed numerous successful television series, including Fame and Baywatch. Mr. Siegel has been named by Advertising Age Magazine as one of the pioneers of the first 50 years of television.

James D. Rupp is one of the founders of Streamedia and served as Chief Executive Officer, President and Director since Streamedia's inception to October 2000. From July 1997 to September 1998, Mr. Rupp served as President, Chairman and Chief Executive Officer of Capital Markets Communications Corporation, an editor and publisher of a series of electronic newsletters, including StreetSignals(TM), TradeSignals(TM), PowerSignals(TM), AmexWire(TM), and the Waaco Kid's Forum(TM). Mr. Rupp continues as Capital Markets' Chairman. Mr. Rupp organized Web2Ventures, L.L.C., a company formed in February, 1998 to incubate, capitalize, and invest in emerging internet firms. Since its inception, Mr. Rupp has served as the Manager of Web2Ventures. From 1990 to 1996, Mr. Rupp served as General Manager of a restaurant management concern in New York City. Mr. Rupp holds a Bachelor of Arts degree from the State University of New York at Binghamton and has pursued graduate studies in information sciences and literature at the Universities of Delaware and Maryland.

Gary M. Feuerman has served as a member of the Board since October 2000. Since April 1999, Mr. Feuerman has been a principal in iFusion Consulting, LLC, a strategic business development consulting firm that focuses on early-stage technology Companies. From 1996 to 1999, Mr. Feuerman was the Director of Programming and later worked in the Business Development section of SportsLine USA, and developed, among other things, the on-line store for SportsLine. Mr. Feuerman obtained his Juris Doctor from Fordham University School of Law in 1988 and his BA from Tufts University in 1985.

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


ITEM 10.      EXECUTIVE COMPENSATION

The following table sets forth the compensation earned by the Company's executive officers for services rendered in all capacities to the Company for the fiscal year ended 2000.

ANNUAL COMPENSATION                                                                                AWARDS
        (a)               (b)            (c)           (d)            (e)             (f)           (g)

                                                                 OTHER ANNUAL    RESTRICTED     SECURITIES
NAME AND PRINCIPAL                                               COMPENSATION   STOCK AWARDS    UNDERLYING
POSITION                 YEAR          SALARY ($)     BONUS ($)                         ($)          OPTIONS
----------------------------------------------------------------------------------------------------------------
James Rupp, former       1999, 2000     $180,000/yr                                   ------
CEO and President

Gayle Essary,            1999, 2000     $140,000/yr                                   ------
former VP and
Chairman

Nicholas Malino,         1999, 2000     $220,000/yr   $100,000 (1999                  ------
former CFO, COO,                                       only)
EVP

Henry Siegel,            2000            $40,000
Intermim President
and CEO

In accordance with the rules of the SEC, the compensation described in this table does not include medical, group life insurance or other benefits received by executive officers that are available to salaried employees of the Company, and certain perquisites and other personal benefits received by executive officers that do not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus disclosed on this table.

This table does not include a $250.00 a month non-accountable expense allowance the named executive officers receive.

Mr. Malino's salaries included a $40,000 per annum housing allowance to cover the costs associated with having to maintain a residence in New York, New York. This number is reflected in the above-table.

STOCK OPTIONS

The following table contains information concerning the grant of stock options under the Company's 2000 Incentive and Nonstatutory Stock Option Plan for the 1999 fiscal year to the executive officers. No stock appreciation rights (SARs) were granted to those individuals during the 1999 fiscal year.

                         OPTION/SAR IN LAST FISCAL YEAR
                               (Individual Grants)

Name                         Number of
                             Securities
                             Underlying           Percent of Total
                             Options/SARs         Options/SARs granted to    Exercise  or base  Expiration
                             Granted (#)          employees in fiscal year   price ($/sh)       Date

(a)                          (b)                  (c)                        (d)                (e)
Nicholas Malino             100,000               31.4%                      $1.06              09/01/10
Henry Siegel                200,000               62.7%                      $0.50              11/01/10
John Smith                    8,750                5.8%                      $1.50              11/01/10



                          OPTION EXERCISES AND HOLDINGS

The following table provides information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year. The Company does not have any stock appreciation rights.


 AGGREGATED OPTION/SAR EXERCISE IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUE


Name                    Shares Acquired      Value Realized        Number of             Value of
                        on Exercise (#)                            securities            unexercised,
                                                                   underlying            in-the-money-options
                                                                   unexercised           at FY-end ($)
                                                                   option/SARs at        Exercisable
                                                                   FY-end (#)            unexercisable
                                                                   exercisable
                                                                   unexercisable

(a)                     (b)                   (c)                  (d)                   (e)

No options exercised by executive officers during fiscal year 2000.



 The value realized is equal to the fair market value of the purchased shares on the option exercise date less the exercise price paid for those shares.

The value of unexercised in-the-money options is based upon the market price of $8.47 per share, which was the average of the high and low selling price per share on the Nasdaq Smallcap Market on the last day of the 1999 Fiscal Year, less the exercise price of $7.50 per share payable for such sales.

No executive officer exercised any options during the fiscal year 1999 and no stock appreciation rights were exercised during such year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            SHARES BENEFICIALLY OWNED
                              AS OF MARCH 22, 2001

NAME AND ADDRESS                                                          NUMBER              PERCENT
----------------                                                          ------              -------


Henry Siegel                                                                9,000                0%
205 West 57th Street
New York, New York 10019

ESynch Corp.                                                              913,600             12.6%
15502 Mosher Drive
Tustin, CA 92780

James D. Rupp                                                           1,130,000             14.6%
200 Walter Avenue
Hasbrouck Heights, NJ 07604

Gayle Essary                                                              870,000             11.3%
5605 Woodview
Austin, TX 78756

Gary Feureman                                                                   0                0%
14153 Gold Hill Road
Boulder, CO 80302

Robert Shuey, III                                                               0                0%
5910 North Central Expressway
Suite 1480
Dallas, TX 75206
----------------------------------------------------------------------- --------------------- --------------
Officers and Directors as a Group                                       1,139,000             14.8%
======================================================================= ===================== ==============

Certain of the individuals listed above also own shares indirectly through entities substantially controlled by principal Stockholders of Streamedia. Of the total shares owned by Mr. Rupp, 850,000 shares are owned through his 100% ownership in Web2Ventures, L.L.C., and 120,000 shares are owned through Web2Ventures's 40% ownership in Capital Markets Communications Corporation ("CapMark"). We have been informed that CapMark has granted Mr. Essary voting rights to all of the shares held by CapMark. Of the total shares owned by Mr. Essary, he owns 390,000 shares directly, owns 180,000 shares as a result of his 60% control of CapMark, and we believe that has been given voting power over 300,000 shares owned by IRI, Inc., by the Board of Directors of IRI, Inc. The remaining shares are held in family trusts or by members of Mr. Essary's immediate family. Mr. Essary does not exercise direct control over such shares. CapMark is controlled by Mr. Rupp and Mr. Essary.

In addition, certain officers and directors have been granted the right to acquire additional shares, so long as they remain in their positions as directors, and have been issued options pursuant to the 1999 stock option plan. Mr. Siegel has the right to earn an additional 365,000 shares upon the achievement of certain business objectives to be determined by the compensation committee of the Board of Directors. Certain of these options have vested, and others will vest in the future on a periodic basis, based on performance. None of these options are represented on the previous principal Stockholder chart.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has engaged Kaleidoscope Media Group to help it acquire programming content for its sites and to develop a syndication strategy. Kaleidoscope Media Group's CEO, Henry Siegel, is a member of the Company's Board of Directors. In consideration of Kaleidoscope Media Group's providing of these services, on August 2, 1999, Kaleidoscope Media Group was paid $10,000. In September 1999, we paid $10,000 to Kaleidoscope Media Group for consulting services and starting in October of 1999 the Company has paid $2,000 per month to Kaleidoscope Media Group for their services. We have agreed to pay this consulting fee through July 2000.

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

       (b) Reports of Form 8-K

         Three reports on Form 8-K were filed during the last quarter of 2000 and are incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.


                                         Streamedia Communications, Inc.

Date:    April 16, 2001                  By: /s/ Henry Siegel
                                             ------------------------
                                             Henry Siegel
                                             President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

THIS REPORT MUST BE SIGNED BY EACH BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXECUTIVE OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER.

SIGNATURES                                                   TITLE                 DATE
----------                                                   -----                 ----
/S/ HENRY SIEGEL                                             President and         April 16, 2001
----------------                                             CEO
Henry Siegel


/S/ JAMES RUPP                                               Director              April 16, 2001
--------------
James Rupp


/S/ GARY FEUERMAN                                            Director              April 16, 2001
-----------------
/s/ Gary Feuerman


/S/ ROBERT A. SHUEY, III                                     Director              April 16, 2001
------------------------
/s/ Robert A. Shuey, III

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                            PAGE
                                                                                                            ----
Report of Independent Certified Public Accountants                                                           F-1


Financial Statements
      Balance Sheets as of December 31, 2000 and 1999                                                        F-2

      Statements of Operations for the years ended December 31, 2000 and 1999,
         and for the period January 13, 1998 (date of inception) to December 31, 2000                        F-3

      Statement of Stockholders' Equity (Deficit) for the period
         January 13, 1998 (date of inception) to December 31, 2000                                           F-4 - F-5

      Statements of Cash Flows for the years ended December 31, 2000 and 1999,
         and for the period January 13, 1998 (date of inception) to December 31, 2000                        F-6 - F-7

      Notes to Financial Statements                                                                          F-8 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
  STREAMEDIA COMMUNICATIONS, INC.
  (A DEVELOPMENT STAGE COMPANY)


We have audited the accompanying balance sheets of Streamedia Communications, Inc. (the "Company") (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and for the period January 13, 1998 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C, the financial statements as of and for the year ended December 31, 1999, and for the period January 13, 1998 (date of inception) to December 31, 2000 have been restated for a 2000 acquisition accounted for as a pooling of interests.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Streamedia Communications, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and for the period from January 13, 1998 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred significant losses and negative cash flows from operating activities since inception and will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


GRANT THORNTON LLP


Melville, New York
April 16, 2001

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                  DECEMBER 31,

                                                                                           2000                  1999 (A)
                                                                                        ------------             ---------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $      104,142            $  6,693,061
    Restricted cash                                                                           88,891
    Accounts receivable, net of allowance for doubtful accounts
         Of $114,000 at December 31, 2000                                                     57,179
    Licenses, net of accumulated amortization of $376,000 and $79,000
      at December 31, 2000 and 1999, respectively                                             72,422                 392,363
    Prepaid expenses and other current assets                                                138,477                 142,207
                                                                                       -------------            ------------

         Total current assets                                                                461,111               7,227,631

PROPERTY AND EQUIPMENT
    Computer equipment and software                                                        1,668,819                 751,297
    Software development costs                                                               507,800                 150,513
    Leasehold improvements                                                                   346,252                 127,352
    Furniture and fixtures                                                                    26,590                  19,841
                                                                                       -------------            ------------
                                                                                           2,549,461               1,049,003
    Less accumulated depreciation and amortization                                          (789,152)               (167,494)
                                                                                       -------------            ------------
                                                                                           1,760,309                 881,509
OTHER ASSETS                                                                                                           7,000
                                                                                       -------------            ------------
                                                                                       $   2,221,420            $  8,116,140
                                                                                       =============            ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Subordinated convertible promissory note                                          $      250,208
    Current maturities of capital lease obligations                                           59,320          $       31,740
    Accounts payable                                                                         509,656                 429,265
    Accrued license fees                                                                                             436,941
    Accrued software costs                                                                                           304,519
    Accrued payroll                                                                          134,212                 137,747
    Accrued offering costs                                                                                            64,500
    Accrued professional fees                                                                 52,077                  43,623
    Accrued consulting fees                                                                  244,186                 132,144
                                                                                       -------------            ------------
         Total current liabilities                                                         1,249,659               1,580,479

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                         8,931                  24,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; authorized - 100,000
      shares; none issued and outstanding                                                                             -
    Common stock, $.001 par value; authorized - 20,000,000 shares;
      issued and outstanding - 5,880,044 and 4,624,844 shares at
      December 31, 2000 and 1999, respectively                                                 5,880                   4,625
    Additional paid-in capital                                                            12,538,898              10,720,846
    Deficit accumulated during development stage                                         (11,581,948)             (4,214,044)
                                                                                       -------------            ------------
         Total stockholders' equity                                                          962,830               6,511,427
                                                                                       -------------            ------------
                                                                                       $   2,221,420            $  8,116,140
                                                                                       =============            ============

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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                                                                                                  Period from
                                                                                                               January 13, 1998
                                                                       YEAR ENDED            Year ended       (date of inception)
                                                                      DECEMBER 31,          December 31,        to December 31,
                                                                          2000                1999 (a)               2000 (a)
                                                                     --------------         -------------       -------------
Revenue                                                              $    526,742           $    162,139        $      707,167
                                                                     ------------           ------------        --------------
Operating expenses
    Payroll and related expenses                                        3,719,869              1,094,843             5,115,341
    Product development                                                   113,371                501,477               614,848
    General and administrative                                          4,173,039              1,744,086             6,062,345
                                                                     ------------           ------------        --------------
         Total operating expenses                                       8,006,279              3,340,406            11,792,534
                                                                     ------------           ------------        --------------
         Operating loss                                                (7,479,537)            (3,178,267)          (11,085,367)
Other income (expense)
    Interest expense                                                      (17,299)              (612,177)             (630,133)
    Interest income                                                       128,932                  4,620               133,552
                                                                     ------------           ------------        --------------
         Total other income (expense)                                     111,633               (607,557)             (496,581)
                                                                     ------------           ------------        --------------
         Net loss                                                    $ (7,367,904)          $ (3,785,824)       $  (11,581,948)
                                                                     ============           ============        ==============
Basic and diluted loss per common share                                   $(1.47)                $(1.10)               $(3.30)
                                                                     ============           ============        ==============
Weighted average shares outstanding, basic and
    diluted                                                             5,021,627              3,432,986             3,504,612
                                                                     ============           ============        ==============

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

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                                    ADDITIONAL
                                                       PREFERRED STOCK                   COMMON STOCK                PAID-IN
                                                   SHARES        AMOUNT             SHARES          AMOUNT          CAPITAL
                                                   ----------  ----------          --------         ------         -----------
Issuance of common stock                                       $      --           3,039,354         $3,039       $    144,544
Issuance of common stock for services                                                115,000            115            229,885
Net loss for the period
                                                   -------     -----------       ---------------  ---------       ----------------
Balance at December 31, 1998 (a)                      --              --           3,154,354          3,154            374,429

Issuance of common stock, net of
  associated costs                                                                   264,490            265            523,715
Issuance of common stock for services                                                  6,000              6             11,994
Grant of common stock options for
  services                                                                                                             834,650
Compensatory stock option expense                                                                                      206,250
Issuance of common stock warrants                                                                                      272,250
Issuance of common stock in
  initial public offering,
  net of underwriting discount and offering
  expenses of $1,753,500                                                           1,200,000          1,200          8,445,577
Conversion of stockholder loan into capital                                                                             51,981
Net loss for the year
                                                  --------     ------------      --------------    --------       ---------------
Balance at December 31, 1999 (brought forward)        --              --           4,624,844          4,625         10,720,846

                                                    DEFICIT
                                                   ACCUMULATED
                                                    DURING
                                                  DEVELOPMENT
                                                     STAGE            TOTAL
                                                   ---------         -------
Issuance of common stock                                           $   147,583
Issuance of common stock for services                                  230,000
Net loss for the period                           $   (428,220)       (428,220)
                                                   -----------     -----------
Balance at December 31, 1998 (a)                      (428,220)        (50,637)

Issuance of common stock, net of
  associated costs                                                     523,980
Issuance of common stock for services                                   12,000
Grant of common stock options for
  services                                                             834,650
Compensatory stock option expense                                      206,250
Issuance of common stock warrants                                      272,250
Issuance of common stock in
  initial public offering,
  net of underwriting discount and offering
  expenses of $1,753,500                                             8,446,777
Conversion of stockholder loan into capital                             51,981
Net loss for the year                               (3,785,824)     (3,785,824)
                                                    ----------      ----------
Balance at December 31, 1999 (brought forward)      (4,214,044)      6,511,427

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)




                                                                                                                       ADDITIONAL
                                                           PREFERRED STOCK                 COMMON STOCK                 PAID-IN
                                                         SHARES       AMOUNT           SHARES          AMOUNT           CAPITAL
                                                       ----------    ---------       ---------        -------         ----------
Balance at December 31, 1999 (carried forward)                --     $    --          4,624,844         $4,625        $10,720,846

Issuance of common stock for services                                                   217,700            218            190,455
Issuance of common stock pursuant to the exercise
  of stock options                                                                       37,500             37             74,963
Issuance of common stock in connection with the
  overallotment option of the initial public
  offering, net of underwriting discounts of $40,800                                     40,000             40            299,160
Compensatory stock option expense                                                                                         207,131
Grant of common stock options for services                                                                                 38,897
Issuance of common stock for business acquisition                                        20,000             20             76,866
Issuance of common stock in connection with
  private placement, net of associated costs of
  $196,473                                                                              940,000            940            930,580
Net loss for the year
                                                       -----------   ------------    ----------         ------        -----------
BALANCE AT DECEMBER 31, 2000                                  --     $    --          5,880,044         $5,880        $12,538,898
                                                       ===========   ===========     ==========         ======        ===========

                                                          DEFICIT
                                                        ACCUMULATED
                                                          DURING
                                                        DEVELOPMENT
                                                          STAGE             TOTAL
                                                        ---------          --------
                                                         $(4,214,044)     $ 6,511,427
Balance at December 31, 1999 (carried forward)
                                                                              190,673
Issuance of common stock for services
Issuance of common stock pursuant to the exercise                              75,000
  of stock options
Issuance of common stock in connection with the
  overallotment option of the initial public                                  299,200
  offering, net of underwriting discounts of $40,800                          207,131
Compensatory stock option expense                                              38,897
Grant of common stock options for services                                     76,886
Issuance of common stock for business acquisition
Issuance of common stock in connection with
  private placement, net of associated costs of                               931,520
  $196,473                                                (7,367,904)      (7,367,904)
Net loss for the year                                   ------------       ----------


                                                        $(11,581,948)     $  962,830
BALANCE AT DECEMBER 31, 2000                            ============       =========


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


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                                                                  CUMULATIVE
                                                                                                               FROM JANUARY 13,
                                                                        YEAR ENDED          YEAR ENDED           1998 (DATE OF
                                                                       DECEMBER 31,        DECEMBER 31,          INCEPTION) TO
                                                                           2000              1999 (a)        DECEMBER 31, 2000 (a)
                                                                      --------------       -------------     ---------------------
Cash flows from operating activities
    Net loss                                                           $(7,367,904)         $(3,785,824)        $(11,581,948)
    Adjustments to reconcile net loss to net cash used in
      operating activities
         Common stock issued for services                                  190,673               12,000              432,473
         Stock options granted for services                                 38,897              834,650              873,547
         Compensatory stock option expense                                 207,131              206,250              413,381
         Amortization of debt discount                                                          272,250              272,250
         Amortization and write-off of deferred financing costs                                 231,500              231,500
         Provision for bad debts                                           113,820                                   113,820
         Depreciation and amortization                                     994,985              245,774            1,241,541
         Changes in operating assets and liabilities
             Restricted cash                                               (88,891)                                  (88,891)
             Accounts receivable                                          (170,999)                                 (170,999)
             Prepaid expenses and other current assets                      27,230             (618,978)            (593,402)
             Other assets                                                    7,000                                     7,000
             Accounts payable                                               80,391              424,181              509,656
             Accrued license fees                                         (436,941)             436,941
             Accrued software costs                                       (304,519)             304,519
             Accrued payroll and bonus                                      (3,535)              78,747              134,212
             Accrued offering costs                                        (64,500)              39,500
             Accrued professional fees                                       8,454               31,623               52,077
             Accrued consulting fees                                       112,042               93,644              244,186
                                                                       -----------          -----------         ------------
           Net cash used in operating activities                        (6,656,666)          (1,193,223)          (7,909,597)
                                                                       -----------          -----------         ------------
Cash flows from investing activities
    Purchase of property and equipment                                  (1,444,556)            (989,645)          (2,437,585)
                                                                       -----------          -----------         ------------

           Net cash used in investing activities                        (1,444,556)            (989,645)          (2,437,585)
                                                                       -----------          -----------         ------------

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                                   CUMULATIVE
                                                                                                                FROM JANUARY 13,
                                                                            YEAR ENDED        YEAR ENDED          1998 (DATE OF
                                                                           DECEMBER 31,      DECEMBER 31,         INCEPTION) TO
                                                                               2000            1999 (a)       DECEMBER 31, 2000 (a)
                                                                           -------------     -------------    ---------------------
Cash flows from financing activities
   Issuance of common stock, net of associated costs                       $   299,200       $    523,980        $    970,963
   Issuance of common stock in Offering, net of associated costs                                8,446,777           8,446,777
   Issuance of common stock in connection with the private placement,
     net of associated costs                                                   931,520                                931,520
   Proceeds from exercise of stock options                                      75,000                                 75,000
   Proceeds of notes payable and common stock warrants, net of
     associated costs                                                                           1,583,500           1,583,500
   Repayments of notes payable                                                                 (1,815,000)         (1,815,000)
   Proceeds from convertible notes payable                                     250,208                                250,208
   Deferred offering costs                                                                         75,000
   Principal payments on capital lease obligations                             (43,625)                               (43,625)
   Conversion of stockholder loan into capital                                                     51,981              51,981
                                                                           -----------       ------------        ------------
           Net cash provided by financing activities                         1,512,303          8,866,238          10,451,324
                                                                           -----------       ------------        ------------
           Net (decrease) increase in cash                                  (6,588,919)         6,683,370             104,142
Cash at beginning of period                                                  6,693,061              9,691
                                                                           -----------       ------------        ------------
Cash at end of period                                                      $   104,142        $ 6,693,061           $ 104,142
                                                                           ===========        ===========           =========

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

                           DECEMBER 31, 2000 AND 1999

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     NATURE OF OPERATIONS

     Streamedia Communications, Inc. (the "Company") was incorporated in the State of Delaware in 1998. The Company's two divisions are The Streamedia Networks and Business Services. In December 1999, the Company completed its initial public offering (the "Offering"). The net proceeds from the Offering were approximately $8,447,000.

     The Company is in the development stage. The Company provides website owners and content publishers with services and tools for streaming, or broadcasting, live and on-demand video and audio content over the Internet. The Company also operates a broadcast content website, Bijou Cafe.com.

     The Streamedia Business Services division markets Internet and intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, which are attempting to obtain an Internet broadcast presence.

     The Company offers consulting services to businesses, corporations, and agencies that wish to broadcast otherwise transmit high-quality video and audio over the Internet. It also offers broader digital solutions. Streamedia provides end-to-end solutions, which integrate into the client's existing infrastructure. Streamedia Digital Solutions is a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees and others.

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

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE A (CONTINUED)

     does not expect revenue to exceed costs and expenses in 2001 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing and other alternatives including a Plan and Agreement of Merger with HOA Networks, Corp. and HOA Acquisition Corp. described in Note
     C. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the Company's significant accounting policies:

     REVENUE RECOGNITION

     Revenue generated from video encoding services is recognized as the service is provided and revenue from video distribution services is recognized at the time of delivery. Revenue generated from broadcast hosting services and the sale of customer support services is recognized as the services are provided. Revenues collected in advance is deferred and recognized as earned.

     RESTRICTED CASH

     Restricted cash consists of an irrevocable letter of credit in connection with a severance agreement which is restricted as to withdrawal (see Note
     H).

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

                           DECEMBER 31, 2000 AND 1999


NOTE B (CONTINUED)

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

     SOFTWARE DEVELOPMENT COSTS

     Software developed for internal use is capitalized or expensed in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This standard requires companies to capitalize qualifying computer software costs incurred during the application development stage and amortize them over the software's useful life (three years). Costs incurred in the preliminary project stage and for application maintenance are expensed. During the years ended December 31, 2000 and 1999, the Company capitalized approximately $357,000 and $151,000, respectively, of development costs related to internal use software. Accumulated amortization aggregated approximately $122,000 and $12,500 at December 31, 2000 and 1999, respectively.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments classified as current assets or liabilities, including cash, accounts payable, accrued expenses and subordinated convertible promissory note payable, approximate carrying value, principally because of the short maturity of these items.

     STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provision of APB No. 25 "Accounting for Stock Issued to Employees," and its related Interpretations and complies with disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation."

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE B (CONTINUED)

     In March 2000, the Financial Accounting Standards Board issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. FIN 44 was effective July 1, 2000. The implementation of FIN 44 did not have a material impact on the Company's financial statements.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. Under SFAS No. 123, options are recorded at their fair value on the measurement date, which is typically the date of grant.

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

     LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive. As of December 31, 2000 and 1999, the calculation of diluted net loss per share excludes an aggregate of 2,559,021 and 1,840,000 shares, respectively, of common stock issuable upon exercise of warrants and stock options.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE B (CONTINUED)

     STATEMENTS OF CASH FLOWS

     The Company considers all investment instruments with an original maturity of three months or less to be the equivalent of cash for purposes of balance sheet presentation and for the statements of cash flows. The Company paid interest and income taxes of $17,299 and $41,847, respectively, during the year ended December 31, 2000. During the year ended December 31, 2000, the Company acquired computer equipment aggregating $55,902 under a capital lease. The Company paid interest and income taxes of $63,125 and $680, respectively, during the year ended December 31, 1999. During the year ended December 31, 1999, the Company acquired computer equipment aggregating $55,947 under a capital lease.

     USE OF ESTIMATES

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the revenues and expenses during the reporting period. Actual results may differ from those estimates.

     RISKS AND UNCERTAINTIES

     The Company is in the development stage. Since its inception, the Company has been engaged in organizational and pre-operating activities. Further, the Company has generated minimal revenues and incurred losses. The Company has developed numerous business strategies that it plans to implement during the year ending December 31, 2001. These include adding to its library of broadcast content and catalog of related retail merchandise; enhancing its ability to deliver audio and video to large numbers of concurrent listeners and viewers; strengthening a `syndication,' or content distribution, program; and continued development of its ability to market Internet and related business-to-business services. The Company continues to be subject to various risks, including the need for additional financing, dependence on key personnel and the establishment of its operations as a viable business model. Furthermore, the Company is subject to the risks and uncertainties associated with Internet commerce.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE B (CONTINUED)

     SEGMENT REPORTING


                 The Company has a single reportable operating segment as
            Defined by SFAS NO. 131, "Disclosures About Segments of an Enterprise and Related Information."

                 COMPREHENSIVE INCOME

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components and is effective for periods beginning after December 15, 1997. The Company had no other comprehensive income for all periods presented.


                 RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.


NOTE C - ACQUISITIONS

     During March 2000, the Company completed the acquisition of Eons Ahead, Inc. ("Eons") through a stock-for-stock, tax-free reorganization. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 129,354 shares of Company common stock for all of Eons common stock. Eons is a technology-based company, incorporated on August 13, 1998, which designs, markets and develops strategies for other entities. The accompanying financial statements have been retroactively restated to reflect the combined financial position and combined results of operations and cash flows of the Company and Eons, as if the pooling had occurred on January 13, 1998.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE C (CONTINUED)

     The reconciliation below details the effects of the pooling on previously reported revenues, net loss and loss per share of the separate companies for the years ended December 31, 2000 and 1999 and for the period January 13, 1998 (date of inception) to December 31, 2000.


                                                                                              CUMULATIVE FROM
                                                                                              JANUARY 13, 1998
                                               YEAR ENDED             YEAR ENDED             (DATE OF INCEPTION)
                                               DECEMBER 31,           DECEMBER 31,             TO DECEMBER 31,
                                                  2000                  1999                       2000
                                             --------------         ---------------           -----------------
     Revenues
         Streamedia                           $    519,398            $       --                $      519,398
                                              ------------            ------------              --------------
         Eons                                        7,344                 162,139                     187,769
                                              ------------            ------------              --------------
         Combined                             $    526,742            $    162,139              $      707,167
                                              ============            ============              ==============
     Net loss
         Streamedia                            $(7,328,318)            $(3,784,911)               $(11,409,989)
                                                   (39,586)                   (913)                   (171,959)
                                              ------------            ------------              --------------
         Combined                              $(7,367,904)            $(3,785,824)               $(11,581,948)
                                              ============            ============              ==============
     Loss per share
                                                   $(1.46)                  $(1.10)                     $(3.26)
         Eons                                        (.01)                                                (.04)
                                              ------------            ------------              --------------
         Combined                                  $(1.47)                  $(1.10)                     $(3.30)
                                              ============            ============              ==============

     On March 31, 2000, the Company purchased certain website domains and production assets from Kudzu NewMedia and Bijou Cafe.com (collectively "Bijou") for 20,000 shares of the Company's common stock, valued on the effective date of the agreement at approximately $76,000, representing the fair market value of the assets acquired. The acquisition was accounted for as a purchase and, accordingly, the statements of operations include the results of operations of Bijou since the acquisition. The operations of Bijou are not significant to the Company's operations.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE C (CONTINUED)

     In January 2001, the Company completed the acquisition of eLeaders, Inc. ("eLeaders") through a stock-for-stock, tax-free reorganization. Under the terms of the acquisition, the Company exchanged 520,000 shares of Company's unregistered common stock for all of eLeaders common stock. eLeaders provided a warranty that liabilities to be assumed would not exceed $81,000. eLeaders, which was incorporated in 1998, designs business-to-business solutions to improve supply lines and internal communications, and aggregates customers by affinity interests or geographic location to amplify marketing results.

     In April 2001, the Company signed a Plan and Agreement of Merger ("Merger Agreement") with HOA Networks, Corp. ("HOAN") and HOA Acquisition Corp. ("HAC"). Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC, with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 4-for-1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted wherein 100% of HOAN shares will be exchanged for 80% shares of the Company. It is anticipated that the effective date of the merger will be on or about May 21, 2001.

NOTE D - DEBT

     SUBORDINATED CONVERTIBLE PROMISSORY NOTE

     On December 28, 2000, the Company issued a Subordinated Convertible Promissory Note (the "Note") for an aggregate principal amount of $250,000 bearing interest at 10% per annum. The outstanding principal plus accrued interest was due and payable 45 days from the date of the Note (the "Original Maturity Date"), which was subject to extension. The note may be extended 90 additional days by either party upon written notice no less than 5 days prior to the Original Maturity Date.

     On the Original Maturity Date, or any time thereafter if the Note had been extended, the lender could convert the unpaid principal plus accrued and unpaid interest into the number of whole shares of unregistered, unrestricted common stock of the Company equal to the Voluntary Conversion Amount divided by $0.40 ( the "Conversion Price").

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE D (CONTINUED)

     Upon maturity of the Note, either the Original Maturity Date or as extended, the unpaid principal plus accrued interest (the "Mandatory Conversion Amount") shall automatically convert into the number of shares of conversion stock equal to the Mandatory Conversion Amount divided by the Conversion Price ($0.40). The Note converted into 625,000 shares of common stock on February 12, 2001, which shares were issued on March 21, 2001.

     The party that arranged for this financing received a fee of $25,000, which was charged to operations during the year ended December 31, 2000.

     NOTES PAYABLE

     On March 2, 2001 and February 21, 2001, the Company issued promissory notes aggregating approximately $50,000 and $97,879, respectively, bearing interest at the rate of 10% per annum from the date of the promissory note or before the sooner of (i) ninety days after the date of the promissory note or (ii) forty-five days after written demand is made by the holder of the note. These promissory notes are collateralized by 913,600 shares of the Company's unregistered, restricted common stock.

     In August 1999, the Company issued a series of promissory notes to investors bearing interest at the stated rate of 10% per annum for an aggregate principal amount of $1,815,000. Each note was part of a unit which consisted of (i) a $15,000 promissory note and (ii) a warrant to purchase up to 9,000 shares of the Company's common stock. The Company issued an aggregate of 121 warrants to these investors to purchase 1,089,000 shares in total of the Company's common stock at an exercise price equal to the Offering price of $8.50. Each warrant may be exercised twelve months after the closing date of the Offering or before July 31, 2004. Each note was payable in full the earlier of (i) July 31, 2002 or
     (ii) on the effective date of the Offering. On December 27, 1999, the Company repaid the aggregate principal of these notes plus accrued interest from the net proceeds of the Offering. Financing costs incurred amounted to $231,500 and were being amortized on a straight-line basis over the three-year term of the notes. However, as a result of the Offering and repayment of the notes, the Company recognized an interest charge in 1999 of approximately $206,000 for the write-off of the remaining unamortized deferred costs.

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

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE E - STOCKHOLDERS' EQUITY

     INITIAL PUBLIC OFFERING AND COMMON STOCK

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

     During the year ended December 31, 2000, the Company issued 17,700 shares of common stock at its fair market value on the date of issuance, amounting to approximately $53,000, to consultants for services rendered.

     In December 2000, the Company granted a consultant, for services fully rendered, 200,000 shares of the Company's unregistered, restricted common stock. Pursuant to terms of the consulting agreement, the Company will register the granted shares in connection with the first qualifying registration that the Company undertakes following the signing of the agreement. The Company recorded a charge to operations of $137,500 during the year ended December 31, 2000, which represented the closing price of the common stock on the date of the stock grant.

     On January 9, 2001, certain officers of the Company agreed to provide the proceeds from permissible sales of their Company common stock to the Company as bridge financing. As consideration, the Company issued one share of unregistered, restricted common stock for each share of stock sold by these officers. In addition, the Company issued 450,000 warrants to these officers which have an exercise price equal to the last sale price for the Company's common stock on January 9, 2001. Both the restricted stock and warrant shares to be issued upon exercise of the warrants have piggy back registration rights in accordance with the Company's customary registration rights agreement. Total proceeds to the Company in connection with this transaction was approximately $400,000.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE E (CONTINUED)

     PRIVATE PLACEMENT

     During the third quarter ended September 30, 2000, the Company entered into a Private Placement agreement (the "Private Placement"), under Regulation D of the Securities Act of 1933, with an investment firm to issue a minimum and maximum aggregate principal amount of $1,000,000 to $3,000,000 of the Company's common stock. On September 6, 2000, in connection with the Private Placement, the Company sold 940,000 shares of common stock for net aggregate proceeds of $931,520. Pursuant to the Private Placement, the Company issued a warrant to the investment firm to purchase 250,000 shares of the Company's common stock at an exercise price per share equal to the closing bid price per share of the Company's common stock, as reported on the Nasdaq Small Cap Market, on the day immediately preceding the date of the first closing (September 6, 2000), as defined, which shall be exercisable at anytime for five years from the date of the final closing, as defined.

     During the year ended December 31, 1999, the Company sold 264,490 shares of its common stock for net proceeds of $523,980 in a private placement.

     STOCK OPTIONS

     In June 1999, the Board of Directors approved the 1999 Incentive and Nonstatutory Option Plan (the "1999 Plan") for officers, directors, employees and consultants of the Company, for which the Company has reserved an aggregate of 500,000 shares of common stock. In January 2000, the Company's Board of Directors increased the aggregate number of common shares available under the 1999 Plan to 1,000,000 shares, which increase was retroactive to December 22, 1999, and approved by the shareholders of the Company in May 2000. In April 2001, the Company's Board of Directors increased the aggregate number of common shares available under the 1999 Plan to 3,000,000 shares, which increase was retroactive to November 13, 2000. Options granted under the 1999 Plan (which includes option grants prior to the Plan's adoption) may be either incentive stock options or non-qualified stock options. The term of any option may be fixed by the Board of Directors but in no event shall exceed ten years from the date of grant. Options granted to an employee of the Company shall become exercisable over a period of no longer than five years. The term for which options may be granted under the 1999 Plan expires June 29, 2009.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999



NOTE E (CONTINUED)

     Activity under the 1999 Plan is summarized as follows:

                                                                                   OUTSTANDING OPTIONS
                                                                    ------------------------------------------------
                                                                                       EXERCISE            WEIGHTED-
                                                                     NUMBER              PRICE              AVERAGE
                                                                       OF                 PER              EXERCISE
                                                                     SHARES              SHARE               PRICE
                                                                    --------           ---------          -----------
      Balance at January 1, 1999
      Options granted                                                752,500          $2.00 - 7.50          $5.25
      Options forfeited                                             (112,500)            2.00                2.00
                                                                  ----------
      Balance at January 1, 2000                                     640,000          $2.00 - 7.50          $5.25
      Options granted                                                836,559            .50 - 8.50           2.15
      Options exercised                                              (37,500)                2.00            2.00
      Options forfeited                                             (370,038)          1.44 - 8.50           4.43
                                                                  ----------
      Balance at December 31, 2000                                 1,069,021           $.50 - 8.50          $3.08
                                                                   =========


     The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2000:

                                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                      -----------------------------------------------       -----------------------------
                                        NUMBER             WEIGHTED-                            NUMBER
                                      OUTSTANDING           AVERAGE        WEIGHTED-          EXERCISABLE       WEIGHTED-
                                          AT               REMAINING        AVERAGE               AT             AVERAGE
                                      DECEMBER 31,        CONTRACTUAL      EXERCISE          DECEMBER 31,       EXERCISE
       EXERCISE PRICES                   2000             LIFE (YEARS)       PRICE               2000             PRICE
       ---------------                ------------        --------------  -----------       -------------      -----------
           $ .50 - $3.00               738,021              8.99              $1.10           521,620            $0.98
            3.84 -  6.50                 3,000              9.24               4.42                 0
            7.50 -  8.50               328,000              8.85               7.51           283,833             7.50
                                    ----------                                                -------
                                     1,069,021              8.95              $3.08           805,453            $3.27
                                     =========                                                =======

     The Company accounts for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related Interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE E (CONTINUED)

     No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the years ended December 31, 2000 and 1999 would have been increased to the pro forma amounts indicated below:

                                                                       YEAR ENDED                    YEAR ENDED
                                                                   DECEMBER 31, 2000              DECEMBER 31, 1999
                                                                   -----------------              -----------------
                                    NET LOSS
           As reported                                                   (7,367,904)                   (3,785,824)
           Pro forma                                                     (7,741,729)                   (4,582,594)

       Basic and diluted loss per share
           As reported                                                        (1.47)                        (1.10)
           Pro forma                                                          (1.54)                        (1.33)

     The fair value of the Company's stock-based awards was estimated using the Black-Scholes option pricing model assuming no expected dividends and the following weighted average assumptions for the year ended December 31, 2000: expected life of five years, expected volatility of 80% and risk-free interest rates ranging from 4.70% to 6.26%. The weighted average fair value of options granted for the year ended December 31, 2000 was $1.78.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of highly subjective assumptions including the expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     In December 2000, the Company's Board of Directors granted a consultant stock options to purchase 25,000 shares of common stock at an exercise price representing the fair market value of the underlying common stock at the time of the grant. The Company recorded a charge to operations of $9,500, which represents the closing price of the common stock on the date of the grant, during the year ended December 31, 2000.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE E (CONTINUED)

     During the period June 2000 through September 2000, the Company granted a consultant, for services rendered, fully vested, exercisable and nonforfeitable options to acquire 17,167 shares of common stock at exercise prices equal to the closing price of the Company's stock on the grant dates of the options. The Company recorded a charge to operations of $25,597 during the year ended December 31, 2000, pertaining to such option grants. The Company terminated its agreement with this consultant in October 2000.

     In May 2000, the Company's Board of Directors granted a consultant stock options to purchase 5,000 shares of common stock at an exercise price representing the fair market value of the underlying common stock at the time of the grant. The Company recorded a charge to operations of $3,800, which represents the closing price of the common stock on the date of the grant, during the year ended December 31, 2000.

     During the year ended December 31, 1999, the Company granted various employees options to purchase 23,000 shares of common stock at an exercise price of $2.00 per share, which options vest beginning in the year ended December 31, 2000. These options were granted at an exercise price below the fair market value of the Company's common stock. During the year ended December 31, 2000, the Company recorded a charge to operations of $60,445 in connection with these options.

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

     In August 1999, the Company's Board of Directors granted stock options to an executive officer, directors and a consultant to purchase an aggregate of 63,000 shares, 30,000 shares and 10,000 shares of common stock, respectively, at an exercise price of $7.50 per share, which vest immediately. For the year ended December 31, 1999, the Company recorded a charge to operations of $50,900, representing the estimated fair market value of the option granted to the consultant using the Black-Scholes option pricing model.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE E (CONTINUED)

     Further, the Company's Board of Directors granted stock options in August 1999 to an employee to purchase 110,000 shares of common stock at an exercise price of $2.00 per share (a price below the estimated fair market value of the Company's common stock of $7.50 on the date of issuance). Of the 110,000 options, 75% vest ratably over three years from the date of grant for which compensation expense of $453,750 is recognizable over such period. The remaining 25% of such options vest upon achieving certain performance-based criteria, which occurred during May 2000. Compensation expense for these options was recognized based on the intrinsic value of such options at the time the performance-based criteria are achieved. Compensation expense relating to these options of $146,686 was recognized for the year ended December 31, 2000. In August 2000, this employee was terminated and no further compensation charge pertaining to his unvested options will be recognized as the unvested options were forfeited.

     In June 1999, the Company entered into an employment agreement with an employee, which provides for an annual base salary of approximately $90,000 and is cancelable by either party upon written notice. In connection with this agreement, the Company granted such employee an option to purchase 150,000 shares of common stock at an exercise price of $2.00 per share, which vested ratably over four years. The option was granted at an exercise price below the fair market value of the Company's common stock, resulting in aggregate total compensation of $825,000, of which non-cash compensation of $206,250 was recorded for the year ended December 31, 1999. In December 1999, this employment agreement was terminated and no further compensation charge pertaining to his unvested options will be recognized from the contract as the unvested options were forfeited.

     In March 1999, the Company issued an option to a consultant to purchase 15,000 shares of common stock, which vests immediately, at an exercise price of $2.00 (the estimated fair market value of the Company's common stock on the date of grant determined by reference to cash sales of common stock to third parties through a private placement). For the year ended December 31, 1999, the Company recorded a charge to operations of $20,250 representing the estimated fair market value of the option granted to the consultant using the Black-Scholes option pricing model.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE F - INCOME TAXES

     No income tax benefit has been recognized for the periods ended December 31, 2000 and 1999 for pretax losses due to the uncertainty of realization in future periods. A full valuation allowance has been provided as management believes that it is more likely than not that the deferred tax assets will not be realized. The provision for income taxes differed from the amount computed using the Federal statutory rate as follows:

                                                                     2000                                 1999
                                                       ----------------------------         ------------------------------
                                                          AMOUNT           PERCENT              AMOUNT           PERCENT

    Federal statutory rate                             $(2,505,087)           (34.0)%       $(1,287,180)           (34.0)%
    State income tax benefit, net of
        Federal expense                                   (869,413)           (11.8)           (380,076)           (10.0)
    Permanent differences                                   13,247              0.2              15,391              0.4
    Current year loss, for which no tax
        benefit is available                             3,361,253             45.6           1,651,865             43.6
                                                       -----------            -----         -----------            -----
                                                     $        --                -- %        $      --                -- %
                                                       ===========            =====         ===========            =====

     Significant components of the Company's deferred tax assets are as follows:

                                                                                       2000                      1999
                                                                                    ------------              ------------
               DEFERRED TAX ASSETS
      Net operating loss                                                             $ 3,855,023             $    732,462
      Start-up and organizational costs                                                  770,132                  770,438
      Stock-based compensation                                                           656,894                  478,814
      Other - fixed assets                                                              (150,217)                (145,016)
                                                                                     -----------             ------------
                                                                                       5,131,832                1,836,698
      Valuation allowance                                                             (5,131,832)              (1,836,698)
                                                                                     -----------             ------------
      Net deferred tax assets                                                        $       --              $       --
                                                                                     ===========             ============

     At December 31, 2000, the Company has a net operating loss ("NOL") carryforward of approximately $8,600,000, which expires from 2019 through 2020. Through its acquisition of Eons Ahead, Inc., the Company acquired an additional $150,000 of NOL which also expires from 2018 through 2019. Utilization of these additional NOL's are subject to limitation as a result of this acquisition. The Company's NOL's may be further limited in the event of a significant change in the Company's ownership.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE G - RELATED PARTY TRANSACTION

     In August 1999, the Company entered into a $40,000 one-year consulting agreement with an entity in which the entity's chief executive officer is a director of the Company.

NOTE H - COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     The Company is subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on the business.

     On March 20, 2001, the Company received notice from the Nasdaq Listings Qualifications Panel that its common stock would no longer be listed on the Nasdaq SmallCap Market effective with the close of business on March 28, 2001. The panel's action was based on the Company's inability to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days. The Company is currently appealing this decision.

     OFFICE LEASE

     In December 2000, the Company entered into a noncancelable office lease agreement which expires on June 30, 2007. The minimum rental commitments under this noncancelable operating lease, at December 31, 2000 is summarized as follows:

             2001                                    $132,000
             2002                                     175,000
             2003                                     218,000
             2004                                     224,000
             2005                                     231,000
             Thereafter                               350,000
                                                   ----------
                                                   $1,330,000
                                                   ==========

     Total rent expense was approximately $238,000 and $85,000 for the years ended December 31, 2000 and 1999, respectively.

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE H (CONTINUED)

     On March 12, 2001, the Company entered into an agreement to sublease a portion of its office space. The term of the Sublease is from March 19, 2001 through February 28, 2003 and provides for a base minimum rental income of $2,000 per month.

     EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company maintains employment agreements with certain executive officers. These agreements provide for monthly base salaries and benefits and are cancelable by either party upon written notice. In addition, the Company's employment contracts contemplate the issuance of common stock and common stock options to the executives based upon achievements to be established. In connection with the successful completion of the Offering on December 27, 1999, the Company compensated its then chief financial officer with a $100,000 bonus which was charged to operations in 1999.

     On October 20, 2000, the Company accepted the resignation of one its officers and entered into a Severance, Mutual Release and Waiver Agreement (the "Agreement"). Pursuant to this Agreement, the Company agreed, among other things, to pay the former officer severance payments aggregating approximately $110,000. Upon signing the Agreement, the Company delivered to the former officer an irrevocable, stand-by letter of credit in the amount of approximately $89,000, that is included as "Restricted Cash" in the accompanying balance sheet at December 31, 2000, which will provide for the severance payment to the officer in the event that the Company does not make any of the severance payments.

     In addition, on October 20, 2000, the Company accepted the resignation of its President and Chief Executive Officer and simultaneously entered into a Consulting Agreement with a company in which this individual is a principal. This Consulting Agreement is for a fifty-one week period and provides that the consultant will be paid for his commitment to provide services to the Company over the term of the Consulting Agreement at an annual rate of $150,000. The Company may terminate the agreement after six months upon written notice.

     Furthermore, on October 20, 2000, the Company entered into an agreement with its new President and Interim Chief Executive Officer. This agreement terminates on December 31, 2001. The agreement provides, among other things, that the President will be compensated $40,000 for the period October 20, 2000 through December 31, 2000 and $169,000 for the period January 1, 2001 through December

                         STREAMEDIA COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           DECEMBER 31, 2000 AND 1999


NOTE H (CONTINUED)

     31, 2001. The agreement also provided for the issuance of 200,000 employee stock options that were immediately exercisable at an exercise price of $0.50. On January 9, 2001, the Company's Board of Directors granted this individual an additional 100,000 employee stock options with an exercise price equal to the closing market price on the date of the grant and with 25,000 of such options becoming vested at the close of each quarter during the year ending December 31, 2001. In addition, on April 16, 2001, the Company's Board of Directors granted this individual an additional 1,000,000 employee stock options with an exercise price equal to the closing market price on the date of grant. The vesting provisions in connection with these options have not, as yet, been determined by the Board of Directors.

     On April 4, 2001, the Company accepted the resignation of one of its officers who also served as the Chairman of the Company's Board of Directors and entered into a Severance and Mutual Release Agreement. This agreement provides, among other things, that this former officer's consulting firm will be retained as a consultant to the Company for a period of six months following the date of the officer's termination at a monthly compensation rate of $12,000.