Form 10QSB
period 2001-03-31
STREAMEDIA COMMUNICATIONS INC
filed 2001-08-30
CIK 1083384

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______.

    Commission File No. 001-15407


STREAMEDIA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

    DELAWARE						22-3622272
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)		    Identification No.)

244 West 54th Street, 12th Floor New York, NY 10019
(Address of principal executive offices)

(212) 445-1700
(Registrant's telephone number, including area code)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

(X)Yes    ( )No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of March 23, 2001, the Company had 7,221,691 shares of Common Stock issued and outstanding.





INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

	Page

Item 1 - Financial Statements

	Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000	F-2

	Statements of Operations for the three months ended March 31, 2001 and 2000, and Cumulative from January 13, 1998 (date of inception)
through March 31, 2001 (unaudited)	F-3

	Statement of Stockholders' Equity (Deficit) for the three months ended
March 31, 2001 (unaudited)	F-4

	Statements of Cash Flows for the three months ended March 31, 2001
		and 2000, and Cumulative from January 13, 1998 (date of inception)
		through March 31, 2001 (unaudited)	F-5

	Notes to Financial Statements                                   F-7 - F-13





































                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Streamedia Communications, Inc. (a development stage company)

I have reviewed the accompanying balance sheet of   Streamedia Communications,
Inc
(a development stage company) as of March 31, 2001, and the related statements of operations, stockholders equity and of cash flows for the three months ended March
 31,
2000 and 2001.  These financial statements are the responsibility of the
 Company's
management.

I have conducted my review in accordance with standards established by the
 American
Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making
inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly,
 I do not
express such an opinion.

Based on my review, I are not aware of any material modifications that should be made
to the accompanying consolidated interim financial statements referred to above for
them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that will continue
as a going concern. As more fully described in Note B, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the
 Company's
ability to continue as a going concern. Management's plans as to these matters are
described in Note B. The financial statements do not include any adjustments to reflect
the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of
Streamedia Communications, Inc. (a development stage company) to continue as a going
concern.

S/Thomas Monahan CPA
_____________________________________
Thomas Monahan Certified Public Accountant
Paterson, New Jersey
August 15, 2001




Streamedia Communications, Inc.
(A Development Stage Company)

BALANCE SHEETS

168:

Unaudited

		March 31,
December 31,
ASSETS
		2001
		2000

CURRENT ASSETS


Cash and cash equivalents
$ 3,764
$104,142
Restricted cash
0
88,891
Accounts receivable, net of allowance for doubtful accounts of


  $0 and $114,000 at March 31, 2001 and December 31,


   2000, respectively
27,000
57,179
Licenses, net of accumulated amortization of $444,406 and $376,000 at March 31, 2001 and December 31,2000,respectively
4,016
72,422
Prepaid expenses
    84,147
   138,477



Total current assets
118,927
461,111



PROPERTY AND EQUIPMENT, net
1,840,495
1,760,309






OTHER ASSETS
_______5,333
________






            TOTAL ASSETS
$  1,964,755
$  2,221,420






LIABILITIES AND STOCKHOLDERS' EQUITY





CURRENT LIABILITIES


Accounts payable and accrued expenses
$  938,185
$  805,919
Subordinated convertible promissory note
0
250,208
Accrued payroll
146,812
134,212
Current maturities of capital lease obligations
59,320
59,320






               Total current liabilities
1,144,317
1,249,659






CAPITALIZED LEASE OBLIGATIONS, less current maturities
8,931
8,931






STOCKHOLDERS' EQUITY


Preferred stock, $.001 par value; authorized - 100,000


shares; 0 issued and outstanding at March 31, 2001 and December 31, 2000, respectively


Common stock, $.001 par value; authorized 20,000,000 shares;


issued and outstanding - 6,505,044 and 5,880,044 shares at


March 31, 2001 and December 31, 2000, respectively
7,959
5,880
Additional paid-in capital
13,503,870
12,538,898
Deficit accumulated during development stage
(12,700,322)
(11,581,948)



Total stockholders' equity
    811,507
      962,830



    TOTAL LIABILITIES ANDSTOCKHOLDERS' EQUITY
$  1,964,755
$   2,221,420





The accompanying notes are an integral part of these statements.

Streamedia Communications, Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)





		(a)


Cumulative


From Jan. 13,


1998(date of

Three months ended March,31
inception) to

		2001
		2000
March 31,2001

Revenue
$  123,264
$   7,344
$   830,619
Cost of goods sold



      Direct cost
49,305
2,938
332,248




           Gross margin
73,959
4,406
498,371




Operating expenses



General and administrative
 495,536
669,221
4,970,622
Payroll and related expenses
399,429
767,463
5,540,052
Product development
0
23,024
614,848
Depreciation and amortization
 295,362
    222,282
 1,536,903




Total operating expenses
  1,190,327
 1,681,990
12,662,425




Operating loss
 (1,116,368)
(1,677,584)
(12,164,054)




Other income (expense)



Interest expense
(2,241)
(6,576)
(670,056)
Interest income
       235
      71,813
   133,788




Total other income (expense)
   (2,006)
      65,237
  (536,268)




Net loss
$(1,118,374)
$(1,612,347)
$(12,700,322)








Basic and diluted loss per common share
$  (    .18)
$(.34)
$    2.59).




Weighted average shares outstanding, basic and diluted
 6,296,711
4,730,044
    4,900,662













The accompanying notes are an integral part of these statements.

Streamedia Communications, Inc.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)








		Deficit






accumulated





	Additional
		during



		Preferred stock
		Common stock
		paid-in
		development



		Shares
		Amount
		Shares
		Amount
		capital
		stage
		Total

Balance at January 1, 2001

$
5,880,044
$  5,880
$12,538,898
$(11,581,948)
$ 962,830








Issuance of common stock for services (Jan. 9, 2001)


913,687
914
350,029

350,943








Issuance of common stock pursuant to the exercise







of stock options (Jan. 9, 2001)


625,000
625
249,375

250,000
















Issuance of common stock for business







Acquisition (Jan. 9, 2001)


540,000
540
365,568

366,108








Net loss for the period





      (1,118,374)
    (1,118,374)








Balance at March 31, 2001

$
       7,958,731
$            7,959
$      13,503,870
$   (12,700,322)
$       811,507











The accompanying notes are an
integral part of this statement.

Streamedia Communications, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited



		Cumulative



from Jan.13,



1998 (date of

Three months ended March 31
inception) to

		2001
		2000
 March 31, 2001

Cash flows from operating activities



Net loss
$(1,118,374)
$(1,612,347)
$(12,700,322)
Adjustments to reconcile net loss to net cash used in operating activities



   Common stock issued for services

39,113
382,473
   Stock option granted for services


873,547
   Compensatory stock option expense


413,381

   Amortization of debt discount

88,288
272,500
   Amortization and write-off
of deferred




231,500
   Depreciation and amortization
295,362
222,282
1,536,903
   Changes in operating assets




   Prepaid expenses and other
current
   assets
173,400
16,478
(591,001)
Other assets
(5,333)
(16,666)
1,667
Accounts payable and accrued expenses
(105,342)
(566,683)
720,898


________

Net cash used in operating activities
 (760,287)
(1,829,535)
 (8,744,884)
Cash flows from investing activities



Purchase of property and equipment

 (307,142)
(1,010,432)
 (2,744,727)
Net cash used in investing activities
 (307,142)
(1,010,432)
 (2,744,727)
Cash flows from financing activities



Issuance of common stock, net of associated costs

299,200
 970,963
Issuance of common stock in Offering, net of associated



Costs/Private Placement, net of assoc. cost


9,045,497
Proceeds from the exercise of stock options
350,943
75,000
758,743
Acquisition of eLeaders, Inc. in exchange of stock
366,108

366,108
Proceeds of notes payable and common stock warrants, net



of associated costs


1,583,500
Repayments of notes payable


(1,815,000)
Deferred offering costs


75,000
Conversion of loans into capital
250,000

552,189
Principal payments on capital lease obligations

   (2,538)
   (43,625)




Net cash provided by financing activities
   967,051
  371,662
  11,493,375




Net (decrease) increase in cash
(100,378)
(2,468,305)
3,764




Cash and cash equivalents at beginning
of period
  104,142
 6,693,061
         0
Cash and cash equivalents at end of period
$  3,764
$ 4,224,756
$ 3,764




Supplemental Information:



Cash paid for interest
2,241
6,576
670,056
Conversion of debt into common stock
250,000

552,189
Common stock issued for acquisition
366,108

366,108




The accompanying notes are an integral part of these statements.

Streamedia Communications, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001
(unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
 In the
opinion of management, all necessary adjustments (consisting of normal recurring accruals)
 considered necessary for a fair presentation have been included. Operating results of
Streamedia Communications, Inc. (the "Company") for the three months ended
 March 31, 2000
and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.


The balance sheet as of March 31, 2001 and the related statements of operations for the three-month periods ended March 31, 2001 and 2000, and cumulative from
 January 13,
 1998 (date of inception) to March 31, 2001, stockholders' equity for the three-month period ended March 31, 2001 and cash flows for the three-month periods ended March 31, 2001 and 2000, and cumulative from January 13, 1998 (date of inception) to March 31, 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments)
necessary to
 present fairly the financial position as of March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the
 United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the period ended March 31, 2001 are not necessarily indicative of the
 operating results expected for the full year.


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


Streamedia Communications, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2001
(unaudited)



NOTE B (continued)

The Company is in the development stage. The Company provides website owners and content publishers with services and tools for streaming, or broadcasting, live and on demand video and audio content over the Internet. The Company also operates a broadcast content website, Bijou Cafe.com.

The Streamedia Business Services division markets Internet and intranet broadcasting
services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, which are attempting to obtain an Internet broadcast presence.

The Company offers consulting services to businesses, corporations, and agencies
that wish to broadcast or otherwise transmit high-quality video and audio over the Internet.
  It also offers broader digital solutions. Streamedia provides end-to-end solutions which integrate into the client's existing infrastructure. Streamedia Digital Solutions is a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees and others.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has r elied primarily upon obtaining equity capital and debt financing to support its operations.
The Company does not expect revenue to exceed costs and expenses in 2001 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing and other alternatives including a Plan and Agreement of Merger with HOA
 Networks Corp.
 and HOA Acquisition Corp. described in Note C. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying
financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Streamedia Communications, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2001
(unaudited)



NOTE C - ACQUISITIONS

In January 2001, the Company completed the acquisition of eLeaders, Inc. ("eLeaders")
 through a stock-for-stock, tax-free reorganization. Under the terms of the acquisition, the Company exchanged 520,000 shares of the Company's unregistered common stock for all of eLeaders' common stock. eLeaders provided a warranty that liabilities to be assumed would not exceed $81,000. eLeaders, which was incorporated in 1998, designs business-to-business solutions to improve supply lines and internal communications, and aggregates customers by affinity interests or geographic location to amplify marketing results.


In April 2001, the Company signed a Plan and Agreement of Merger
("Merger Agreement")
 with HOA Networks Corp. ("HOAN") and HOA Acquisition Corp. ("HAC").
Pursuant to the
 terms of the Merger Agreement, HOAN will merge with HAC, with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia
Communications, Inc.
  Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 4-for-1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted wherein 100% of HOAN shares will be
exchanged for 80% shares of the Company. It is anticipated that the effective date of the merger will be on or about August, 2001.


NOTE D - LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from
assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive. As of March 31, 2001 and December 31, 2000, the calculation of diluted net loss per share excludes an aggregate 2,559,021 shares of common stock issuable upon exercise of warrants and stock options.




Streamedia Communications, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2001
(unaudited)


NOTE E - DEBT

Subordinated Convertible Promissory Note


On December 28, 2000, the Company issued a Subordinated Convertible
Promissory Note
(the "Note") for an aggregate principal amount of $250,000 bearing interest at 10% per annum. The outstanding principal plus accrued interest was due and payable forty-five
 days from the date of the Note (the "Original Maturity Date"), which was subject to extension. The note may be extended ninety additional days by either party upon written
 notice no less than five days prior to the Original Maturity Date.


On the Original Maturity Date, or any time thereafter if the Note had been extended, the lender could convert the unpaid principal plus accrued and unpaid interest into the number of whole shares of unregistered, unrestricted common stock of the
Company equal to the Voluntary Conversion Amount divided by $0.40
(the "Conversion Price").

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













Streamedia Communications, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001
(unaudited)




NOTE F - INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements.
 The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December
 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

At December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $11,581,948. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 2000 are as follows:
	Deferred tax asset:
	Net operating loss carry forward $11,581,948
	Valuation allowance ($11,581,948)
	Net deferred tax asset $-0-

The Company recognized no income tax benefit for the loss generated for the period from inception, January 13, 1998, to December 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income.
Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.















Streamedia Communications, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001
(unaudited)



NOTE G - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available, the Company believes that
 none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on the business.

On March 20, 2001, the Company received notice from the Nasdaq Listings Qualifications
 Panel that its common stock would no longer be listed on the Nasdaq SmallCap Market effective with the close of business on March 28, 2001.  The panel's action was based
on the Company's inability to maintain a minimum bid price of $1.00 over the previous thirty consecutive trading days. The Company is currently appealing this decision.

On October 20, 2000, the Company entered into an agreement with its new
President
and Interim Chief Executive Officer.  This agreement terminates on December
31, 2001.
 The agreement provides, among other things, that the President will be compensated
$40,000 for the period October 20, 2000 through December 31, 2000 and
$169,000 for
the period January 1, 2001 through December
31, 2001.  The agreement also provided for the issuance of 200,000 employee stock
 options that were immediately exercisable at an exercise price of $0.50. On January 9,
 2001, the Company's Board of Directors granted this individual an additional 100,000 employee stock options with an exercise price equal to the closing market price on the date of the grant and with 25,000 of such options becoming vested at the close of each quarter during the year ending December 31, 2001. In addition, on April 16, 2001, the
 Company's Board of Directors granted this individual an additional 1,000,000 employee stock options with an exercise price equal to the closing market price on the date of grant.
  The vesting provisions in connection with these options have not, as yet, been determined by the Board of Directors.

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




Streamedia Communications, Inc.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2001
(unaudited)




NOTE H - STOCKHOLDERS' EQUITY


On January 9, 2001 a special board of directors' meeting approved the issuance:
(1) of 625,000 shares of unregistered, restricted shares to Barry Seidman upon the conversion of his 250,000 loan to the Company: and (2) to eSynch Corporation as collateral for loans made by eSynch to Streamedia of that number of unregistered restricted shares
 of Streamedia common stock equal to the amount of each loan divided by one-half the closing share for Streamedia's common stock on the date of that loan.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001.

The following discussion relates to the results of our operations to date, and our financial condition:

This prospectus contains forward looking statements relating to our Company's future
economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management.
 The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements.
 The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

NATURE OF OPERATIONS

	We are in the development stage. We have two primary lines of business:
 Internet
Services, and media distribution. The latter is executed via BijouCafe.com, the equivalent of a movie theater accessible via the World Wide Web, but which also acts as a distributor of films offline, such as to theaters, and to video retailers.

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

BijouCafe

BijouCafe.com is an independent film and digital entertainment destination site.
Bijou Cafe
 is produced as an online version of an art-house cinema.

BijouCafe is a development stage web site for, producers, actors and small independent films to present their materials via internet video streaming. The target audience is the general public who are interested in merging talents in the film industry.

Revenue is based on people subscribing to this website. For the period from inception
through March 31, 2001, the Company has not yet earned any income.


Business Services

During the first quarter ending March 31, 2001, we completed a merger between our division,
Streamedia Business Services division, and eLeaders, Inc. Our division markets
 Internet and
intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited
to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence. We offer Information
Technology ("IT") consulting services to businesses, corporations, and agencies that wish to broadcast or otherwise transmit high-quality video and audio over the Internet.
 Streamedia provides complete IT solutions, which integrate with the client's existing infrastructure. Streamedia Digital Solutions are a suite of business solutions that utilize digital technologies to improve communications between its clients and their
customers, employees, and others. The business Services units also market web design services, web site hosting, email services, e-commerce solutions, dialup and broadband
connectivity to the general public as well as to other businesses.

Our operations are subject to certain risks and uncertainties, including actual
 and
potential competition by entities with greater financial resources, experience
 and
market presence, risks associated with the development of the Internet markets, risks associated with consolidation in the industry, the need to manage growth and expansions, certain technology and regulatory risks and dependence upon sole and limited suppliers.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and settlement of
 liabilities in the normal course of business. Since its inception, we have been engaged in organizational and pre-operating activities. Further, we have generated nominal revenues and incurred significant losses.

Continuation of our existence is dependent upon its ability to obtain additional capital, secure and execute strategic alliances to develop and sustain profitable operations.
The uncertainty related to these conditions raises substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BUSINESS COMBINATIONS

Acquisition of eLeaders, Inc.

In January, 2001, Streamedia acquired eLeaders, Inc.
(WWW.ELEADERS.COM)("Eleaders"),
headquartered in Mineola, NY. Eleaders, , provides hosting, Internet access (DSL services),
and web site design as part of the core consulting services and solutions clients' online business to over 860 clients throughout the U.S., including i-Bank24.com,
 Luminant
(Nasdaq: LUMN), Sterling National Bank, Systec, Inc., CoolAudio, a division of NetGain
 (OTC: NTGN.OB), and OrbitTravel.com (OTC: OBTV.OB). eLeaders,
Inc. was founded in 1998
 and in its first two years of operation experienced substantial growth.

eLeaders designs business-to-business solutions to improve supply lines and internal
communications, and aggregates customers by affinity interests or geographic location to amplify marketing results. Its high-speed connectivity services and web design capabilities provide an important addition to Streamedia's product and service offerings.

The merger was a stock-for-stock exchange. As such, both companies intend the transaction be accounted for as a tax-free organization and pooling of interests.
Streamedia acquired all of eLeaders' assets, including its web hosting and streaming
contracts and equipment, DSL contracts and equipment, and its Internet and information technology consulting business. As consideration, Streamedia gave
eLeaders 520,000
shares of Streamedia common stock in exchange for all issued and outstanding stock of eLeaders. This agreement was the product of an arms' length negotiation with Mr. Richard
 Mittasch, the sole stockholder of eLeaders. There was no material relationship between
 Streamedia and either eLeaders or Mr. Mittasch prior to the acquisition.

Anticipated Merger with HOA Networks Corp.

On April 11, 2001, we signed a Plan and Agreement of Merger
 ("Merger Agreement") with
HOA Networks and HOA Acquisition Corp. ("HAC"). The merger is between HOA Networks,
HOA Acquisition Corp. ("HAC"), and our Company. Pursuant to the terms of the Merger
Agreement, HOAN will merge with HAC with HOAN being the surviving company and all of
the capital stock of HOAN will be exchanged for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on
a 4 for 1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted as follows: 100% of HOAN shares will be exchanged for 80%
shares of our Company. It is anticipated that the effective date of the merger will be on July 15, 2001.


Securing financing to begin the operating phase

 For the period from inception, January 13, 1998, to September 30, 2000, we have raised a total of approximately $14 million from the sale of common stock and the placement of debt
(before underwriting discounts and offering costs). We completed our nitial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest. Net of costs, we raised $12,320,000.

We completed our Initial Public Offering on December 27, 1999. Prior to this date we completed only limited progress and development of our technological infrastructure and recruited only six technical and managerial employees . Subsequent to the completion of the offering we concentrated on developing an infrastructure for video and audio streaming and to recruit and hire technical personnel to design, implement, and maintain
these systems. The initial phase of this build-out was substantially completed in the second quarter of 2000.

Building of streaming infrastructure

Revenues for the three month period ended March 31, 2001 total $123,264.
 For the period
ended March 31, 2000 the revenues were $7,344. The revenues were primarily generated from our performance of Internet professional services.

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

Developing and refining our business model

We devoted time to refining our business model prior to commencing actual operations.
We disciplined our SEC filings and regulatory compliance systems. Our business model
has been built around multiple lines of product and services with multiple revenue
sources. We originally contemplated four business lines, which have since been
consolidated into two main revenue divisions built around the types of clients that each
division services. The first division, the Streamedia Networks division, consists of the
 Bijou Cafe and targets the Internet user; the second, our Business Services division, is aimed at corporate clients.

RESULTS OF OPERATIONS

REVENUES

Revenues increased by $115,920 or 1,578% to $123,264 for the three months ended March 31,
2001, as compared to $7,344 for the comparable period of 2000.
Revenues for the
three-month period ended March 31, 2001, were primarily generated from our performance
of Internet professional services, launched in May 2000.

OPERATING EXPENSES.

For the three months ended March 31, 2001, total operating expenses decreased by
$491,663 or 29% to $1,190,327, as compared to $1,681,990, for the comparable period
of 2000. The decreases in operating expenses for the three-month period ended March 31,
 2001, were due to cutting operating expenses reducing staff and management staff in order to match the reduced income.

LIQUIDITY AND CAPITAL RESOURCES

We incurred net losses every quarter since our inception. We have financed our operations primarily through sales of equity securities and the private placement of debt instruments.
 On
September 6, 2000, Streamedia Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under
Regulation D, Rule 506 of the Securities Act of 1933, as amended.

For the period from inception, January 13, 1998,  to September 30, 2000, we have raised
a total of approximately $14 million from the sale of common stock and the placement of debt (before underwriting discounts and offering costs). We completed our initial public offering on December 27, 1999, and repaid $1,878,125 in debt and interest.

    The Company decreased cash from $104,142 at December 31, 2000 to a cash balance of $3,764 at March 31, 2001. Working capital at March 31, 2001 was negative at $1,025,390. For the three months ended March 31, 2001, working capital was provided by the exercise of stock options aggregating
$350,943. For the three months ended March 31, 2001, we expended an aggregate of $307,142 for the purchase of property and equipment.


During this fiscal year, we intend to focus our efforts on the expansion of our professional services since we believe that it represents our best short-term path to profitability. Bijou Cafe or the Content portion of the business will be built out more gradually, as our resources will be expended on the areas representing the potential for greatest return.

To accomplish these objectives, we may need to:

* Make substantial investments in capital equipment, such as web servers, storage devices, and other specialized computer and communications equipment, and
* Hire or otherwise contract with highly specialized personnel to develop, configure, administer, and operate Web sites, broadcast equipment and infrastructure for our
company and our corporate clients.

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

We anticipate that any rise in our industry stature, such as by selling business to business services,and supplying third party sites with programming, will assist us to further market business to business professional services, and thereby proportionately
 increase our revenue. We expect expenditures to rise in proportion to each phase of our build out. While we anticipate increased revenues concurrent with the build out, delays
 in product development or the institution of marketing programs could result in the risk of prolonged absence of revenues, profits, or working capital.

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

We will need to obtain sufficient additional financing or other working capital to
fund
our operations.If we do not obtain additional financing or working capital, our cash and cash equivalents will not be sufficient to meet our working capital and capital expenditure requirements going forward. We will need to sell additional equity or debt securities to continue as a going concern.

FACTORS THAT MAY AFFECT OUR BUSINESS, FUTURE OPERATING RESULTS
 AND FINANCIAL
CONDITION
You should carefully consider the risks described below together with all of the
other
 information included in this quarterly report on Form 10-Q. The risks and uncertainties described below are not the only ones facing our company. If any of the following risks actually occurs, our business, financial condition or operating results could be harmed.
 In such case, the trading price of our common stock could decline, and you could lose all
 or part of your investment.

WE HAVE A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS

We were incorporated in 1998 and have a limited operating history. We have limited financial results on which you can assess our future success. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by
growing companies in new and rapidly evolving markets, such as streaming media software, media delivery systems and electronic commerce. To address the risks and uncertainties faced by our business, we must:

* Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues;
* Maintain and enhance our brand name;
* Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products;
* Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

WE HAVE A HISTORY OF LOSSES
We have incurred significant losses since our inception. We devote significant resources to developing, enhancing, selling and marketing our products and services.
As a result, we will need to generate significant revenues to be profitable in the future.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY,
WHICH WOULD LIKELY CAUSE OUR STOCK PRICE TO FLUCTUATE

As a result of our limited operating history and the rapidly changing and uncertain nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period-to-period, and period-to-period comparisons are not likely to be meaningful. These fluctuations are caused by a number of factors, many of which are beyond our control. Our future operating results could fall below the expectations of public market analysts or investors, which would likely significantly
 reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price. Our research and development and sales and marketing efforts, and other business expenditures generally, are partially based on predictions regarding certain developments for media delivery and digital media distribution. To the extent that these predictions prove inaccurate, our revenues may not
 be sufficient to offset these expenditures, and our operating results may be harmed.
In recent periods, many Internet-related companies have experienced financial difficulties,
in part as a result of their inability to access capital from financial markets.
This
 has
 directly or indirectly impacted our current and prospective customers.
The result
is that
 some of these companies have ceased operations, some are continuing to experience financial difficulty, and sales cycles for some of our customers and potential customers have taken longer to close than in the past. In the event that a substantial number of our current or potential customers experience financial difficulties in the future, our ability to increase or maintain sales to such customers will be adversely affected and our ability to generate revenues from these companies will also be adversely impacted.




WE MAY BE UNABLE TO SUCCESSFULLY COMPETE IN PARTS OF OUR BUSINESS
Media Hosting. Our media hosting service competes with a variety of companies that
provide streaming media hosting and broadcast services. These companies include Yahoo!
 Broadcast Services (formerly Broadcast.com), Akamai and other emerging broadcast networks. Some of these competitors offer other services that we do not offer. We may not establish or sustain our competitive position in this market segment.


OUR INDUSTRY IS EXPERIENCING CONSOLIDATION THAT MAY INTENSIFY COMPETITION
The Internet and media distribution industries have recently experienced substantial consolidation and a proliferation of strategic transactions. We expect this consolidation and strategic partnering to continue. Acquisitions or strategic relationships could harm us in a number of ways. For example:
* Competitors could acquire or enter into relationships with companies with which we have strategic relationships and discontinue our relationship, resulting in the loss of distribution opportunities for our products and services or the loss of certain enhancements or value-added features to our products and services;

* Suppliers of important or emerging technologies could be acquired by a competitor or other companies which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

* A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services;
and
* Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.


WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US
Our success substantially depends on the continued employment of our executive officers and key employees. The loss of the services of any of our other executive officers
 or
key employees could harm our business. If any of these individuals were to leave us, we
could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.
   None of our executive officers has a contract that guarantees employment. We do not maintain "key person" life insurance policies. If we do not succeed in retaining
 and
 motivating existing personnel, our business could be harmed.

OUR FAILURE TO ATTRACT, TRAIN OR RETAIN HIGHLY QUALIFIED PERSONNEL
COULD HARM OUR BUSINESS
Our success also depends on our ability to attract, train and retain qualified personnel
in all areas, especially those with management and product development skills. In particular, we must hire additional experienced management personnel to help us continue to grow
and manage our business, and skilled software engineers. At times, we have experienced difficulties in hiring personnel with the proper training or experience, particularly in
technical areas.   If we do not succeed in attracting new personnel or retaining
 and
motivating our current personnel, our business could be harmed. In making employment decisions, particularly in the Internet and high-technology industries, job candidates and even our current personnel often consider the value of stock options they may receive in connection with their employment. As a result of recent volatility in our stock price,
 we may be disadvantaged in competing with companies that have not experienced similar volatility or that have not yet sold their stock publicly.

POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS
As part of our business strategy, we have acquired technologies and businesses in the past, and intend to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price,
and
include:
* Potentially dilutive issuances of equity securities;
* Use of cash resources;
* The incurrence of additional debt and contingent liabilities;
* Large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the
amount which must be amortized over the appropriate life of the asset; and
* Amortization expenses related to goodwill and other intangible assets.

Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition.
These operational risks include:
* Difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company;
* Diversion of management's attention from other business concerns and the potential disruption of our ongoing business;
* The difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations;
* Impairment of relationships with our employees, affiliates, advertisers and content providers;
* The assumption of known and unknown liabilities of the acquired company;
* Entrance into markets in which we have no direct prior experience; and
* Loss of key employees of the acquired company.

THE GROWTH OF OUR BUSINESS DEPENDS ON THE INCREASED USE OF THE
INTERNET FOR COMMUNICATIONS, ELECTRONIC COMMERCE AND ADVERTISING

The growth of our business depends on the continued growth of the Internet as a medium for communications, electronic commerce and advertising. Our business will be harmed if Internet usage does not continue to grow, particularly as a source of media information
 and entertainment and as a vehicle for commerce in goods and services. Our success also depends on the efforts of third parties to develop the infrastructure and complementary
products and services necessary to maintain and expand the Internet as a viable commercial medium. We believe that other Internet-related issues, such as security, privacy, reliability, cost, speed, ease of use and access, quality of service and necessary increases in bandwidth availability, remain largely unresolved and may affect the amount
 and type of business that is conducted over the Internet, and impact our ability to sell our products and services and ultimately impact our business results. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by such growth, specifically the demands of delivering high-quality media content. As a result, its performance and reliability may decline

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN A LARGE PERCENTAGE OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF
STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAYBE
UNABLE TO EXERCISE CONTROL

Our executive officers, directors and affiliated persons will have significant influence to:

* Elect or defeat the election of our directors;
* Amend or prevent amendment of our articles of incorporation or bylaws;
* Effect or prevent a merger, sale of assets or other corporate transaction; and
* Control the outcome of any other matter submitted to the shareholders for vote.

Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Streamedia, which in turn
could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.


OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE
The trading price of our common stock has been and is likely to continue to be highly
volatile. Our stock price could be subject to wide fluctuations in response to factors such as:

* Actual or anticipated variations in quarterly operating results;
* Announcements of technological innovations, new products or services by us or our competitors;
* Changes in financial estimates or recommendations by securities analysts;
* The addition or loss of strategic relationships or relationships with our key customers;
* Conditions or trends in the Internet, streaming media, media delivery and online commerce markets;
* Changes in the market valuations of other Internet, online service or software companies;
* Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
* Legal, regulatory or political developments;
* Additions or departures of key personnel;
* Sales of our common stock; and

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results.
Our
 actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors
That
May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q.

We believe that it is important to communicate our expectations to our investors.
However, there may be events in the future that we are not able to predict accurately or over which we have no control. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Factors That May Affect
Our
 Business, Future Operating Results and Financial Condition" and elsewhere in this
Quarterly Report on Form 10-Q could materially and adversely affect our business, financial condition and operating results. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OTHER INFORMATION


LEGAL PROCEEDINGS

From time to time, we have been threatened with or named as a defendant in lawsuits.
From time to time we receive communications from third parties asserting breach of agreements and other claims. Our Company currently has been named in two such events
that are required to be disclosed under the securities laws. There can be no assurance that litigation will not be commenced regarding these or other matters. The two legal events are as follows:

Dynax Solutions, Inc., has filed suit against our Company, alleging that we breached a service contract and owe Dynax approximately $56,000. We have filed an answer, generally denying the allegations made by Dynax, and has filed a counterclaim, alleging damages against Dynax in excess of $150,000. Our Company believes that the suit, as alleged in the complaint that Dynax filed, is without merit and our Company intends to defend the action vigorously.

Vignette Corporation ("Vignette") has filed suit against our Company, alleging that we entered into an agreement for Vignette to provide certain products and services to the Company.
 Vignette alleges that we refused to pay approximately $114,000 that Vignette claims is owed to it. Our Company, without admitting any liability regarding the claim by
Vignette,
 currently is attempting to settle the matter.

On March 20, 2001, we received notice from the NASDAQ Listings Qualifications
 Panel that
 its common stock would no longer be listed on the NASDAQ SmallCap Market effective with the close of business on March 28, 2001. The panel's action was based on our inability to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days.

On May 4, 2001, we announced that we had been notified that, besides its bid price
deficiency, we currently do not currently comply with the net tangible assets/market capitalization/income requirement as set forth in NASDAQ Marketplace Rule 4310(c)(2)(B).
 We had a hearing before the NASDAQ listing and qualification staff on May 10, 2001.
Our Company was not delisted at that hearing. The Listing Qualification Panel will continue to review our listing qualifications.

We are not involved in any other legal matters that our Company believes would, if
adversely determined, have a material adverse effect upon its business or results of operations. There can be no assurance whether these matters will be determined
in a manner that is favorable to our Company or, if adversely determined, whether such determination would have a material adverse effect upon our business, financial condition or results of operations.


CHANGES IN SECURITIES AND USE OF PROCEEDS
RECENT SALES OF UNREGISTERED SECURITIES

	NOTES PAYABLE

On March 2, 2001 and February 21, 2001, we issued promissory notes aggregating approximately $50,000 and $97,879, respectively, bearing interest at the rate of
10%
 per annum from the date of the promissory note or before the sooner of (i) ninety days after the date of the promissory note or (ii) forty-five days after written demand is
 made by the holder of the note. These promissory notes are collateralized by 913,600 shares of our Company's unregistered, restricted common stock. The proceeds were used for working capital purposes.

 OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K


On January 9, 2001, we filed an 8-K reflecting that we acquired eLeaders, Inc. (www.eleaders.com)("eLeaders"), of Minneola, NY.
eLeaders provides hosting, Internet access (DSL services), and web site design services.

The filing also noted that Streamedia signed a letter of intent to merge eSynch
 Corp.
 ("eSynch"). eSynch offers media infrastructure delivery tools and services for the streaming video marketplace. According to terms of the letter of intent, eSynch would have become a wholly owned subsidiary of Streamedia. The intent to this transaction was subsequently mutually rescinded.

A Form 8-K filed on March 14, 2001 noted that, based on the analysis of the available financial information concerning eLeaders, Inc. (eLeaders), the Board of Directors determined that the acquisition of eLeaders does not constitute an acquisition of a
significant amount of assets. Upon further review of the acquisition, we did not at that time decide whether to treat the transaction as a pooling or a purchase.

On March 9, 2001, Streamedia Communications, Inc., held a special meeting of the board of directors. At that meeting, by a majority vote, the board agreed to remove
 Gayle
 Essary from his position as a director and Vice President of Streamedia Communications,
 Inc.

PROXY FILINGS

We filed preliminary proxy materials with the Commission on March 23, 2001, giving notice regarding a special meeting to solicit approval for a reverse split of our common stock. We filed a revision of the preliminary proxy materials on May 3, 2001.
We amended the proxy statement to add two additional proposals. The first new proposal seeks shareholder approval to increase the number of authorized shares o f our Company to 50 million shares. The second new proposal seeks shareholder approval to approve and adopt the agreement to merge with and into HOA Networks, Inc.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

						Streamedia Communications, Inc.
Date: August 27, 2001		By: /s/ John Velasco-Mills

						John Velasco-Mills, President




F-4


F-7


F-25