Form 10QSB
period 2001-06-30
STREAMEDIA COMMUNICATIONS INC
filed 2001-09-20
CIK 1083384

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
TO THE 1934 ACT REPORTING REQUIREMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

(212) 445-1700
(Registrant's telephone number, including area code)
---------------------------
(Former name, former address and former fiscal year, if changed since last report)

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





     INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                            Page

Item 1 - Financial Statements

Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000         F-2

Statements of Operations for the six and three months ended June 30, 2001 and 2000, and Cumulative from January 13, 1998 (date of inception) through
June 30, 2001 (unaudited)                                                  F3-F4


Statement of Stockholders' Equity (Deficit) for the six months ended
June 30, 2001 (unaudited)                                                    F-5

Statements of Cash Flows for the six months ended June 30, 2001 and 2000, and Cumulative from January 13, 1998 (date of inception)
through June 30, 2001 (unaudited)                                            F-6

Notes to Financial Statements                                         F-8 - F-15



                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
   Streamedia Communications, Inc. (a development stage company)

I have reviewed the accompanying balance sheet of Streamedia Communications, Inc (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders equity and of cash flows for the six months ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



S/Thomas Monahan CPA
-------------------------------------
Thomas Monahan Certified Public Accountant
Paterson, New Jersey
August 31, 2001

                                       F-4
                   Streamedia Communications, Inc. ..........
                          (A Development Stage Company)

                                                            BALANCE SHEETS

                                    Unaudited
                                                            June 30, December31,
            ASSETS                                             2001         2000
                                                        -----------   ----------

CURRENT ASSETS
Cash and cash equivalents .................................  $4,088     $104,142
Restricted cash ................................................. 0       88,891
Accounts receivable, net of allowance for doubtful accounts of
$0 and $114,000 at June 30, 2001 and December 31,
2000, respectively ..........................................30,000       57,179
Licenses, net of accumulated amortization of $451,940 and $376,000
at June 30, 2001 and December 31, 2000, respectively ............ 0       72,422
Prepaid expenses ........................................    50,531      138,477
                                                           ---------    --------

Total current assets ........................................ 84,619     461,111

PROPERTY AND EQUIPMENT, net .....................          1,212,768   1,760,309


OTHER ASSETS ...........................................       5,333           0
                                                            ---------    -------


TOTAL ASSETS ............................................$ 1,302,720  $2,221,420
                                                          ----------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses ....................$1,018,313    $805,919
Current maturities of capital lease obligations ...........   31,449      59,320
Subordinated convertible promissory note ......................... 0     250,208
Accrued payroll ..............................................33,000     134,212
                                                           ---------    --------

Total current liabilities .................................1,082,762   1,249,659


CAPITALIZED LEASE OBLIGATIONS, less current maturities        54,006       8,931


STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized - 100,000 shares; 0 issued and outstanding at March 31, 2001 and December 312000, respectively
Common stock, $.001 par value; authorized - 20,000,000 shares; issued and outstanding - 6,505,044 and 5,880,044 shares at
March 31, 2001 and December 31, 2000, respectively ..........7,959         5,880
Additional paid-in capital .............................13,503,870    12,538,898
Deficit accumulated during development stage ..........(13,345,877) (11,581,948)
                                                       -----------    ----------

Total stockholders' equity .................................165,952      962,830
                                                        ------------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............. $1,302,720  $2,221,420
                                                         ===========  ==========


The accompanying notes are an integral part of these statements ...............

                                       F-9
                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                 (a) Cumulative
                                                                  From January13
                                                                  1998 (date of
                                  Six Months ended June 30        inception) to
                                        2001        2000           June 30, 2001

Revenue ...........................  $164,977      $130,830            $872,332
                                  ------------     ---------         -----------
Cost of goods sold
Direct cost ...........................65,990        52,332              348,933
                                     ----------      -------         -----------

Gross margin ......................... 98,987        78,498              523,399
                                     ----------      -------         -----------

Operating expenses
General and administrative .............955,033     1,595,227          5,434,137
Payroll and related expenses ...........399,429     1,861,114          5,540,052
Product development ..........................0        23,024            614,848
Depreciation and amortization ..........505,353       459,423          1,742,878
                                      ---------    ------------      -----------

Total operating expenses .............1,859,815     3,938,788         13,331,915
                                     ----------     ----------       -----------

Operating loss ......................(1,760,828)   (3,860,290)      (12,808,516)
                                     -----------   -----------      ------------

Other income (expense)
Interest expense ........................(3,335)       (9,020)         (671,149)
Interest income ........................    235        116,137           133,788
                                        ---------    ----------       ----------

Total other income (expense) ............(3,100)        107,117        (537,361)
                                         ---------     ---------      ----------

Net loss .............................$(1,763,928)   $(3,753,173)  $(13,345,877)
                                      ============    ===========  =============


Basic and diluted loss per common share ....$(.29)         $(.80)        $(2.79)
                                            ======         =======      ========

Weighted average shares outstanding,
basic and diluted ............         6,045,774       4,699,347       4,786,184
                                      ==========       ==========    ===========








The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    Three months ended June, 30
                                                      2001             2000

Revenue ........................................   $  41,714        $ 123,486
                                                   -----------      -----------

Cost of goods sold
Direct cost ..........................................16,685           49,394
                                                   -----------       ----------

Gross margin .........................................25,029           74,092
                                                    -----------      ----------

Operating expenses
General and administrative ............................459,500         926,006
Payroll and related expenses ................................0       1,093,651
Product development .........................................0               0
Depreciation and amortization ........................ 209,991         237,141
                                                    -----------       ----------

Total operating expenses ...............................669,491      2,256,798
                                                     -----------     ----------

Operating loss ........................................(644,462)   (2,182,706)
                                                     -----------    ----------

Other income (expense)
Interest expense ........................................(1,092)       (2,444)
Interest income .........................................              44,324
                                                       -----------    ----------

Total other income (expense) ............................(1,092)        41,880
                                                       -----------    ----------

Net loss ..............................................$(645,554)   $(2,140,826)
                                                       ===========    ==========


Basic and diluted loss per common share ...................$(.10)         $(.45)
                                                       ===========    ==========

Weighted average shares outstanding,
basic and diluted ........................             6,505,044      4,730,044
                                                       ===========    ==========




The accompanying notes are an integral part of these statements.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)



                                                          Deficit
                                                          accumulated
                                             Additional   during
          Preferred stock  Common stock      paid-in      development
          Shares Amount   Shares  Amount     capital      stage          Total
          -----  -----    ----- -------      --------     ----------     -------

Balance at
Jan 1, 2001 --    --   $5,880,044  $5,880   $12,538,898  $(11,581,949)  $962,829
                        =========


Issuance of
common stock
for services
(Jan. 9, 2001)--    --    913,687    914      350,029                    350,943
                          =======

Issuance of
common stock
pursuant to
the exerciseof
stock options
(Jan. 9, 2001)--    --     625,000     625     249,375                   250,000
                           =======


Issuance of
common stock
for business
Acquisition
(Jan. 9, 2001) --    --    540,000     540     365,568                   366,108

Net loss for
the period
                                                        (1,763,928)  (1,763,928)
                                                         ----------   ----------

Balance at
June 30, 2001 --  --   7,958,731   $7,959   $13,503,870  $(13,345,876)  $165,952
                       =========   ======   ===========   ===========   ========






The accompanying notes are an integral part of this statement.

                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                                      Cumulative
                                                                from January 13,
                                                                   1998 (date of
                                    Six months ended June 30,      inception) to
                                         2001            2000      June 30, 2001
                                         ----            ----      -------------
Cash flows from operating activities
Net loss ..........                  $(1,763,928)   $(3,753,173)   $(13,345,877)
Adjustments to reconcile net loss
to net cash used in
operating activities

Common stock issued for services                         39,113          382,473
Stock option granted for services ..                                     873,547
Compensatory stock option expense ..                    126,100          413,381

Amortization of debt discount ..                                         272,500
Amortization and write-off of
deferred financing costs ..                                              231,500
Depreciation and amortization ........  505,353         459,423        1,742,878
Changes in operating assets
and liabilities
Prepaid expenses and
other current assets ....................204,017        (28,191)       (467,746)
Other assets ............................(5,333)        (25,850)           1,667
Accounts payable and accrued
expenses ...............................(125,840)       (828,002)        755,349
Write-off property-equip.-theft loss ....493,561                         493,561
                                                        --------        --------
Net cash used in operating activities ..(692,170)      (4,010,580)   (8,646,767)
                                        ---------      ----------    -----------
Cash flows from investing activities
Purchase of property and equipment .... (374,935)      (1,269,161)   (2,842,520)
                                        -----------    -----------  ------------
Net cash used in investing activities (374,935) (1,269,161) (2,842,520) Issuance of common stock, net of
associated costs .....................                     299,200       970,963
net of associated Costs/Private
Placement, net of assoc. cost .........                                9,045,497
Proceeds from the exercise of stock
options ..................................350,943           75,000       758,743
Acquisition of eLeaders, Inc.
in exchange of stock .....................366,108                        366,108
Proceeds of notes payable and common
stock warrants, net
of associated costs ....................                               1,583,500
Repayments of notes payable ............                             (1,815,000)
Deferred offering costs ................                                  75,000
Conversion of loans into capital ....... 250,000                         552,189
Principal payments on capital lease
obligations ...........................                  (11,128)       (43,625)
                                                          --------       -------

Net cash provided by financing
activities .............                 967,051          363,072     11,493,375
                                        -----------    -----------  ------------
Net (decrease) increase in cash ....... (100,054)       (4,916,669)        4,088

Cash and cash equivalents at
beginning of period .................   104,142          6,693,061
                                        -------          ---------     ---------
Cash and cash equivalents
at end of period .......................$ 4,088        $ 1,776,392       $ 4,088
                                        ===========    ===========  ============

Supplemental Information:
Cash paid for interest ...............    3,335            9,020         671,149
Conversion of debt into common stock ....250,000                         552,189
Common stock issued for acquisition .....366,108                         366,108


The accompanying notes are an integral part of these statements

                                      F-30
                         Streamedia Communications, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of Streamedia Communications, Inc. (the "Company") for the six months ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

     The balance sheet as of June 30, 2001 and the related statements of operations for the six-month periods ended June 30, 2001 and 2000, and cumulative from January 13, 1998 (date of inception) to June 30, 2001, stockholders' equity for the six-month period ended June 30, 2001 and cash flows for the six-month periods ended June 30, 2001 and 2000, and cumulative from January 13, 1998 (date of inception) to June 30, 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of June 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results expected for the full year.


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

                                 June 30, 2001
                                  (unaudited)

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

     The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and settlement of liabilities in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company does not expect revenue to exceed costs and expenses in 2001 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing and other alternatives including a Plan and Agreement of Merger with HOA Networks Corp. and HOA Acquisition Corp. described in Note C. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         Streamedia Communications, Inc
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2001
                                  (unaudited)



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

     In April 2001, the Company signed a Plan and Agreement of Merger ("Merger Agreement") with HOA Networks Corp. ("HOAN") and HOA Acquisition Corp. ("HAC"). Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC, with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 4-for-1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted wherein 100% of HOAN shares will be exchanged for 80% shares of the Company. It is anticipated that the effective date of the merger will be on or about August 2001.


NOTE D - LOSS PER SHARE

     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be antidilutive. As of June 30, 2001 and December 31, 2000, the calculation of diluted net loss per share excludes an aggregate 2,559,021 shares of common stock issuable upon exercise of warrants and stock options.

                         Streamedia Communications, Inc
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2001
                                  (unaudited)


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

                         Streamedia Communications, Inc
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2001
                                  (unaudited)



NOTE F - STOCKHOLDERS' EQUITY



     On January 9, 2001, certain officers of the Company agreed to provide the proceeds from permissible sales of their Company common stock to the Company as bridge financing. As consideration, the Company issued one share of unregistered, restricted common stock for each share of stock sold by these officers. In addition, the Company issued 450,000 warrants to these officers which have an exercise price equal to the last sale price for the Company's common stock on January 9, 2001. Both the restricted stock and warrant shares to be issued upon exercise of the warrants have piggyback registration rights in accordance with the Company's customary registration rights agreement. Total proceeds to the Company in connection with this transaction were approximately $400,000.

     On May 14, 2001 the Company signed a letter of intent with River Logic, Inc. of Massachusetts. The intent is to form a joint company to market their unique educational system. River Logic is owned in part by Ebsco, a multi billion dollar leading educational company and Intel. Their system is a building block for schools and home schooling educational content and retrieval.

     On June 5, 2001 an agreement was signed with Applied Digital Technologies. The agreement calls for an influx of funding to Streamedia, through Applied Digital Technology. The agreement states that Applied Digital will receive fifty thousand dollars and Streamedia will receive two hundred thousand dollars from the investor Kenneth R. McGurn. This agreement also gives Streamedia the marketing rights of a new technology concerned with live insertion advertising on the internet.

     On June 19, 2001 discussions began with a UK public company, ABM, Ltd. The proposed venture would enable Streamedia to control the large catalog of ABM entertainment product in the USA while allowing ABM to represent the Streamedia entertainment product in Europe. This will also allow Streamedia to utilize the label names of ABM; namely Pickwick, Hallmark and Boadwalk.

                         Streamedia Communications, Inc
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS (continued)

                                 June 30, 2001
                                  (unaudited)



NOTE G - INCOME TAXES

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

                                 June 30, 2001
                                  (unaudited)



NOTE H - COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

     The Company is subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on the business.

     On March 20, 2001, the Company received notice from the Nasdaq Listings Qualifications Panel that its common stock would no longer be listed on the Nasdaq SmallCap Market effective with the close of business on March 28, 2001. The panel's action was based on the Company's inability to maintain a minimum bid price of $1.00 over the previous thirty consecutive trading days and also due in part for late filing of 10Q's.

      On October 20, 2000, the Company entered into an agreement with its new President and Interim Chief Executive Officer. This agreement terminates on December 31, 2001. The agreement provides, among other things, that the President will be compensated $40,000 for the period October 20, 2000 through December 31, 2000 and $169,000 for the period January 1, 2001 through December 31,2001.
      The agreement also provided for the issuance of 200,000 employee stock options that were immediately exercisable at an exercise price of $0.50. On January 9, 2001, the Company's Board of Directors granted this individual an additional 100,000 employee stock options with an exercise price equal to the closing market price on the date of the grant and with 25,000 of such options becoming vested at the close of each quarter during the year ending December 31, 2001. In addition, on April 16, 2001, the Company's Board of Directors granted this individual an additional 1,000,000 employee stock options with an exercise price equal to the closing market price on the date of grant. The vesting provisions in connection with these options have not, as yet, been determined by the Board of Directors

     On April 4, 2001, the Company accepted the resignation of one of its officers who also served as the Chairman of the Company's Board of Directors and entered into a Severance and Mutual Release Agreement. This agreement provides, among other things, that this former officer's consulting firm will be retained as a consultant to the Company for a period of six months following the date of the officer's termination at a monthly compensation rate of $12,000.

                        Streamedia Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (unaudited)



NOTE H (continued)

     During the second quarter of 2001, there have been several theft problems at the New York office. After conducting a thorough observation of assets, it was determined equipment and software in the cost basis of $610,101 was missing and the police were informed on July 27, 2001. The net write-off in the second quarter amounted to $493,561.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001.

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

BijouCafe

BijouCafe.com is a digital entertainment destination site, among the web's first and most acclaimed venues for independent and classic films. Bijou Cafe is produced as an online version of an art-house cinema.

BijouCafe is a developing site for up-coming directors, producers, actors and small independent films via internet video streaming. The target audience is the general public who are interested in merging talents in the film industry.

Revenue is based on subscription dues, at this time the Company does not have any income.


Business Services

  Streamedia Business Services division was aided by the business combination with eLeaders, Inc., an acquisition made during the quarter. This division markets Internet and intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence. We offer Information Technology (IT) consulting services to businesses, corporations, and agencies that wish to broadcast or otherwise transmit high-quality video and audio over the Internet. Streamedia provides complete IT solutions, which integrate with the client's existing infrastructure. Streamedia Digital Solutions are a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees, and others. The business Services units also market web design services, web site hosting, email services, e-commerce solutions, dialup and broadband connectivity to the general public as well as to other businesses.

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


  BUSINESS COMBINATIONS

  Acquisition of eLeaders, Inc.

  In January, Streamedia acquired eLeaders, Inc. (WWW.ELEADERS.COM), headquartered in Mineola, NY. Eleaders, provides hosting, Internet access (DSL services), and web site design as part of the core consulting services and solutions clients' online business. eLeaders, Inc. was founded in 1998. eLeaders designs business-to-business solutions to improve supply lines and internal communications, and aggregates customers by affinity interests or geographic location to amplify marketing results. Its high-speed connectivity services and web design capabilities provide an important addition to Streamedia's product and service offerings.

  The merger was a stock-for-stock exchange. As such, both companies intend the transaction be accounted for as a tax-free organization and pooling of interests. Streamedia acquired all of eLeaders' assets, including its web hosting and streaming contracts and equipment, DSL contracts and equipment, and its Internet and information technology consulting business. As consideration, Streamedia gave eLeaders 520,000 shares of Streamedia common stock in exchange for all issued and outstanding stock of eLeaders subject to adjustments. This agreement was the product of an arms' length negotiation with Mr. Richard Mittasch, the sole stockholder of eLeaders. There was no material relationship between Streamedia and either eLeaders or Mr. Mittasch prior to the acquisition.


Letter of Intent with River Logic, Inc.

On May 14, 2001, we signed a Letter of Intent with River Logic, Inc. of Massachusetts. The intent is to form a joint company to market their unique educational system. River Logic is owned in part by Ebsco, a multi billion dollar leading educational company and Intel. Their system is a building block for schools and home schooling educational content and retrieval.


Agreement with Applied Digital Technologies

On June 5, 2001, an Agreement was signed with Applied Digital Technologies. The Agreement calls for an influx of funding to Streamedia, through Applied Digital Technology. The Agreement states that Applied Digital will receive Fifty Thousand ($50,000) Dollars and Streamedia will receive Two Hundred Thousand ($200,000) Dollars from a private investor. This Agreement also gives us the marketing rights of a new technology concerned with live insertion advertising on the internet.


         Merger with HOA Networks Corp.

  On April 11, 2001, we signed a Plan and Agreement of Merger ("Merger Agreement") with HOA Networks and HOA Acquisition Corp. ("HAC"). The contemplated merger is between HOA Networks, HOA Acquisition Corp. ("HAC"), and our Company. Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 9 for 1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted as follows: 100% of HOAN shares will be exchanged for 90% shares of our Company. It is anticipated that the effective date of the merger will be on or about May 21, 2001. As of June 30, 2001, the merger had not been completed.

Streamedia Communications, Inc. held its Board of Director meeting on Thursday June 14, 2001. At the meeting, Mr. Henry Siegel resigned as Interim President, his resignation was accepted by the Board of Directors. Mr. John Velasco-Mills was elected president of Streamedia Communications, Inc. and assumed all duties in his capacity as President of Streamedia Communications, Inc. Mr. James Rupp also tendered his resignation as consultant. The Board of Directors at the meeting on Thursday June 14, 2001 also accepted Mr. Rupp's resignation. On June 15, 2001, the Shareholder Meeting of Streamedia Communications, Inc., was held at the New York offices. The proposals stated in the proxy were as follows:
 #1.Approval  for  share  consolidation
 #2.Approval  to  amend  the  Articles  of
Incorporation to increase the authorized shares from Twenty Million, One Hundred Thousand (20,100,000) to Fifty Million (50,000,000)
#3 Approval to merge with HOA Networks Corp

  The Shareholders voted, approved and adopted all three items.

  HOA Networks Corp (HOAN) is multi-faceted communications and entertainment Company. HOAN has several subsidiaries. Its primary division, AMC Global. HOA Networks was formed in 1986, and is comprised of a group of wholly owned private companies that benefit from various revenue sources and, working together, has become a "one-stop" entertainment, data and communications solution for most end users, from small to large businesses and individuals. HOAN consists of six main subsidiaries:

AMC GLOBAL COMMUNICATIONS, INC., (AMC) is an independent telephone company with headquarters in Atlanta, Georgia, U.S.A., founded in July of 1986. AMC, which sells and services a wide variety of telecommunications equipment.

  WORLD SKYLINE, INC. is a Northern Virginia (Washington D.C. Metro Area) based Internet Technology Company founded in 1996, with additional offices in Atlanta, Georgia. World Skyline was founded to offer Internet Solutions and information technology needs for both Business and Residential markets. The company is a full service, one-stop, Internet Service Provider that can fulfill all of its clients Information Technology (IT.) needs. World Skyline offers a vast array of products ranging from Dial-Up access to Digital Subscriber Lines, E-Commerce and Web Hosting solutions and Streaming Media services. World Skyline's one-stop approach means support for a wide variety of products and services.

  HOA MUSIC, INC., based in New York and Montreal, Canada, owns, produces and represents content, from movies to new live concerts and owns music publishing and master rights. From the purchase of older catalogs of movies and television shows, record catalogs and publishing, to the regular recording and filming of new shows; HOA Music is building a audio visual catalog, forming a base asset of content for all areas of distribution including Internet, TV, radio, broadcast and retail. HOA Music is also representing catalogs on a worldwide basis and from the world market, to further offer buyers and consumers a large range of product.

  NAMASTE TELEVISION, based in London, England, provides Asian entertainment and information through its worldwide cable and satellite broadcast license to UK households. The company is now in the process of opening another channel devoted to music programming. Namaste will be streamed worldwide through World Skyline.

  Securing financing to begin the operating phase

  We completed our Initial Public Offering on December 27, 1999. Prior to this date we completed only limited build-out and development of our technological infrastructure and recruited only a select few technical and managerial employees. Subsequent to the completion of the offering we began an extensive effort to develop an infrastructure for video and audio streaming and to recruit and hire technical personnel to design, implement, and maintain these systems. The initial phase of this build-out was substantially completed in the second quarter of 2000.

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


  RESULTS OF OPERATIONS

         REVENUES.

         Revenues increased by $34,147 or 26% to $164,977 for the six months ended June 30, 2001, as compared to $130,830 for the comparable period of 2000. Revenues for the six-month periods ended June 30, 2001, were primarily generated from our performance of Internet professional services, launched in May 2000.

         OPERATING EXPENSES.

Total operating expenses decreased by $2,078,973 or 52% to $1,859,815 for the six months ended June 30, 2001, as compared to $3,938,788 for the comparable period of 2000. The decreases in operating expenses for the three and six month periods ended June 30, 2001, were due to salaries, consultant fees and other general and administrative expenses.

         LIQUIDITY AND CAPITAL RESOURCES

The company's cash position decreased $100,054 from a balance of $104,142 at December 31, 2000 to $4,088 at June 30, 2001. Working capital at December 31, 2000 and June 30, 2001 was negative at $788,5480 and $998,143 respectively. The company continued to be funded in part through the net proceeds of the exercise of options aggregating $350,943. The Company expended cash for operations of $692,170 and purchased property and equipment aggregating $374,935 for the six months ended June 30, 2001.



         We incurred net losses every quarter since our inception. For the six months ended June 30, 2001, we incurred a net loss of $1,763,928, a decrease of 53% as compared to a net loss of $3,753,173 for the six months ended June 30, 2000. We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. On September 6, 2000, Streamedia Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

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

We will need to obtain sufficient additional financing or other working capital to fund our operations. If we do not obtain additional financing or working capital, our cash and cash equivalents will not be sufficient to meet our working capital and capital expenditure requirements going forward. We will need to sell additional equity or debt securities to continue as a going concern.

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

Establish and maintain broad market acceptance of our products and services and convert that acceptance into direct and indirect sources of revenues; Maintain and enhance our brand name; Continue to timely and successfully develop new products, product features and services and increase the functionality and features of existing products; Develop and maintain strategic relationships to enhance the distribution, features and utility of our products and services.

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

Suppliers of important or emerging technologies could be acquired by a competitor or other companies, which could prevent us from being able to utilize such technologies in our offerings, and disadvantage our offerings relative to those of competitors;

A competitor could be acquired by a party with significant resources and experience that could increase the ability of the competitor to compete with our products and services; and Other companies with related interests could combine to form new, formidable competition, which could preclude us from obtaining access to certain markets or content, or which could dramatically change the market for our products and services.


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

  POTENTIAL ACQUISITIONS INVOLVE RISKS WE MAY NOT ADEQUATELY ADDRESS
  As part of our business strategy, we have acquired technologies and businesses in the past, and intend to continue to do so in the future. The failure to adequately address the financial, legal and operational risks raised by acquisitions of technology and businesses could harm our business. Acquisition or business combination transactions are accompanied by a number of significant risks. Financial risks related to acquisitions may harm our financial position, reported operating results or stock price, and include:
Potentially dilutive issuances of equity securities; Use of cash resources; The incurrence of additional debt and contingent liabilities;
Large write-offs and difficulties in assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset; and Amortization expenses related to goodwill and other intangible assets.

  Acquisitions also involve operational risks that could harm our existing operations or prevent realization of anticipated benefits from an acquisition.
         These operational risks include:
Difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired company; Diversion of management's attention from other business concerns and the potential disruption of our ongoing business; The difficulty of incorporating acquired technology or content and rights into our products and services and unanticipated expenses related to such integrations; Impairment of relationships with our employees, affiliates, advertisers and content providers; The assumption of known and unknown liabilities of the acquired company; Entrance into markets in which we have no direct prior experience; and Loss of key employees of the acquired company.

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

  Our executive officers, directors and affiliated persons will have significant influence to:

Elect or defeat the election of our directors;
Amend or prevent amendment of our articles of incorporation or bylaws; Effect or prevent a merger, sale of assets or other corporate transaction; and Control the outcome of any other matter submitted to the shareholders for vote.

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

Actual or anticipated variations in quarterly operating results;
Announcements of technological innovations, new products or services by our competitors; or us Changes in financial estimates or recommendations by securities analysts; The addition or loss of strategic relationships or relationships with our key customers; Conditions or trends in the Internet, streaming media, media delivery and online commerce markets; Changes in the market valuations of other Internet, online service or software companies; Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments; Legal, regulatory or political developments; Additions or departures of key personnel; Sales of our common stock; and

You should note that an investment in our common stock involves certain risks and uncertainties that could affect our future business success or financial results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this Quarterly Report on Form 10-Q.

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

  Dynax Solutions, Inc., has filed suit against our Company, alleging that we breached a service contract and owe Dynax approximately $56,000. We have filed an answer; generally denying the allegations made by Dynax, and has filed a counterclaim, alleging damages against Dynax in excess of $150,000. Our Company believes that the suit, as alleged in the complaint that Dynax filed, is without merit and our Company intends to defend the action vigorously.

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

  On May 4, 2001, we announced that we had been notified that, besides its bid price deficiency, we currently do not currently comply with the net tangible assets/market capitalization/income requirement as set forth in NASDAQ Marketplace Rule 4310(c)(2)(B). We had a hearing before the NASDAQ listing and qualification staff on May 10, 2001. Our Company was not delisted at that hearing. The Listing Qualification Panel will continue to review our listing qualifications. On June 8, 2001, we were delisted from The NASDAQ Stock Market, due in part to late filings of the 10Q's

  We are not involved in any other legal matters that our Company believes would, if adversely determined, have a material adverse effect upon its business or results of operations. There can be no assurance whether these matters will be determined in a manner that is favorable to our Company or, if adversely determined, whether such determination would have a material adverse effect upon our business, financial condition or results of operations.




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


OTHER INFORMATION


         EXHIBITS AND REPORTS ON FORM 8-K


         On January 9, 2001, we filed an 8-K reflecting that we acquired eLeaders, Inc. (www.eleaders.com) ("eLeaders"), of Minneola, NY. eLeaders provides hosting, Internet access (DSL services), and web site design services.

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

PROXY FILINGS

         We filed preliminary proxy materials with the Commission on March 23, 2001, giving notice regarding a special meeting to solicit approval for a reverse split of our common stock. We filed a revision of the preliminary proxy materials on May 3, 2001. We amended the proxy statement to add two additional proposals. The first new proposal seeks shareholder approval to increase the number of authorized shares of our Company to 50 million shares. The second new proposal seeks shareholder approval to approve and adopt the agreement to merge with and into HOA Networks, Inc.







     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Streamedia Communications, Inc.
     Date: August 29, 2001          By: /s/ John Velasco-Mills

                                    John Velasco-Mills, President