Form 10QSB/A
period 2001-06-30
STREAMEDIA COMMUNICATIONS INC
filed 2001-10-31
CIK 1083384

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

On June 5, 2001 an agreement was signed with Applied Digital Technologies. The agreement calls for an influx of funding to Streamedia, through Applied Digital Technology. The agreement states that Applied Digital will receive fifty thousand dollars and Streamedia will receive two hundred fifty thousand dollars from the investor Kenneth R. McGurn. This agreement also gives Streamedia the marketing rights of a new technology concerned with live insertion advertising on the internet.

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


Agreement with Applied Digital Technologies

On June 5, 2001, an Agreement was signed with Applied Digital Technologies. The Agreement calls for an influx of funding to Streamedia, through Applied Digital Technology. The Agreement states that Applied Digital will receive Fifty
Thousand ($50,000) Dollars and Streamedia will receive Two Hundred Fifty Thousand($250,000) Dollars from a private investor. This Agreement also gives us the marketing rights of a new technology concerned with live insertion advertising on the internet.

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

Streamedia Communications, Inc. held its Board of Director meeting on Thursday June 14, 2001. At the meeting, Mr. Henry Siegel resigned as Interim President, his resignation was accepted by the Board of Directors. Mr. John Velasco-Mills was elected president of Streamedia Communications, Inc. and assumed all duties in his capacity as President of Streamedia Communications, Inc. Mr. James Rupp also tendered his resignation as consultant. The Board of Directors at the meeting on Thursday June 14, 2001 also accepted Mr. Rupp's resignation. On June 15, 2001, the Shareholder Meeting of Streamedia Communications, Inc., was held at the New York offices. The proposals stated in the proxy were as follows:
#1.Approval for share consolidation #2.Approval to amend the Articles of Incorporation to increase the authorized shares from Twenty Million, One Hundred Thousand (20,100,000) to Fifty Million (50,000,000) #3 Approval to merge with HOA Networks Corp.

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

On May 4, 2001, we announced that we had been notified that, besides its bid price deficiency, we currently do not currently comply with the net tangible assets/market capitalization/income requirement as set forth in NASDAQ Marketplace Rule 4310(c)(2)(B). We had a hearing before the NASDAQ listing and qualification staff on May 10, 2001. Our Company was not delisted at that hearing. The Listing Qualification Panel will continue to review our listing qualifications. On June 8, 2001, we were delisted from The NASDAQ Stock Market, due in part to late filings of the 10Q's.

Mark F. Backhaus, On behalf of himself and all others similarly situated, has filed against our Company and prior directors, James Rupp, Gayle Essary, Nicholas Malino, Walter C. Hollenberg, Henry Siegel, Robert Wussler, David Simonetti, et al. in the United States District Court, Southern District of New York, and additional defendants alleging various violations under securities laws while the initial public offering was filed December 22, 1999. The Company is defending this complaint.

The Company has not received service of this complaint to date, but has been advised by counsel that the Plaintiff may have served the Secretary of State and prior attorneys.

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

                                    Streamedia Communications, Inc.
     Date: October 22, 2001         By: /s/ John Velasco-Mills

                                    John Velasco-Mills, President