Form 10-Q
period 2001-09-30
STREAMEDIA COMMUNICATIONS INC
filed 2002-02-19
CIK 1083384

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______.

                          Commission File No. 001-15407


                                  XXIS, CORP.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                      22-3622272
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                 Identification No.)

        601 JEFFERSON DAVIS HIGHWAY, SUITE 201, FREDERICKSBURG, VA 22401
                    (Address of principal executive offices)

                                 (540) 361-7870
              (Registrant's telephone number, including area code)
                          ---------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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






                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                           Page

Item 1 - Financial Statements

Balance Sheets as of September 30, 2001 (unaudited)
and December 31, 2000                                                        F-2

Statements of Operations for the nine and three months
ended September 30,2001 and 2000, and Cumulative from
January 13, 1998 (date of inception) through
September 30, 2001 (unaudited)                                            F-3-F4

Statement of Stockholders Equity (Deficit) for the nine
months ended September 30, 2001 (unaudited)                                  F-5

Statements of Cash Flows for the nine months ended
September 30, 2001 and 2000, and Cumulative from January 13, 1998
(date of inception)through September 30, 2001 (unaudited)                    F-6

Notes to Financial Statements                                         F-8 - F-15



REPORT OF INDEPENDENT ACCOUNTANTS


To  the   Shareholders  and  Directors  of  XXIS  Corp.   (formally   Streamedia
Communications,   Inc.).(a  development  stage  company)

I have reviewed the accompanying balance sheet of XXIS Corp. (formally Streamedia Communications, Inc.) (a development stage company) as of September 30, 2001, and the related statements of operations, stockholders equity and of cash flows for the nine months ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming that will continue as a going concern. As more fully described in Note B, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note B. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of XXIS Corp. (formally Streamedia Communications, Inc.) (a development stage company) to continue as a going concern.

S/Thomas Monahan CPA
-------------------------------------
Thomas Monahan Certified Public Accountant
Paterson, New Jersey
January  30, 2002





                                       F-4
                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                  Unaudited
                                                 September 30,      December 31,
                                    ASSETS         2001                   2000

CURRENT ASSETS
Cash and cash equivalents                          $42,283              $104,142
Restricted cash                                          0                88,891
Accounts receivable, net of allowance
for doubtful accounts of $67,500 and $114,000
at Sept. 30, 2001 and December 31,2000,
respectively                                       667,924                57,179
Licenses, net of accumulated amortization of
$451,940 and $376,000 at September 30, 2001 and
December 31, 2000, respectively                          0                72,422
Inventory                                        1,328,271                     0
Prepaid Expenses                                     2,801               138,477

Total current assets                             2,041,279               461,111

PROPERTY AND EQUIPMENT, net                      3,023,013             1,760,309


OTHER                                            6,262,487                     0
ASSETS


                       TOTAL ASSETS            $ 11,326,779          $ 2,221,420




         LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses             $2,334,424            $805,919
Current maturities of capital lease obligations       31,449              59,320
Subordinated convertible promissory note                   0             250,208
Other Accrued Expenses                                     0             134,212

            Total current liabilities              2,365,873           1,249,659


CAPITALIZED LEASE OBLIGATIONS, less current
maturities                                            54,006               8,931
LONG-TERM LIABILITIES                              1,173,281                   0

STOCKHOLDERS EQUITY
Preferred stock, $.001 par value; authorized - 100,000
shares; 0 issued and outstanding at Sept. 30, 2001 and
December 31 2000, respectively
Common stock, $.001 par value; authorized - 50,000,000
shares;issued and outstanding  266,667 and 5,880,044
shares at Sept. 30, 2001 and December 31, 2000,
respectively                                              267              5,880
Additional paid-in capital                         21,364,220         12,538,898
Deficit accumulated during development stage      (13,630,868)      (11,581,948)

         Total stockholders equity                  7,733,619            962,830

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $  11,326,779       $ 2,221,420



The accompanying notes are an integral part of these statements.



                                       F-9
                                    XXIS CORP
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                     Cumulative
                                                                 from January 13
                                                                   1998 (date of
                             Nine months ended September 30        inception) to
                               2001                 2000           Sept. 30,2001

Revenue                      $164,977            $ 501,289              $872,332
Cost of goods sold
Direct cost                    65,990                    0               348,933

Gross margin                   98,987               501,289              523,399

Operating expenses
General and administrative   1,030,033            3,090,212            5,509,137
Payroll and related expenses   399,429            2,877,896            5,540,052
Product development                  0               23,024              614,848
Depreciation and amortization  715,344                    0            1,952,869

Total operating expenses      2,144,806            5,991,132          13,616,906

       Operating loss        (2,045,819)          (5,489,843)       (13,093,507)

Other income (expense)
    Interest expense             (3,335)             (10,599)          (671,149)
    Interest income                 235              130,533             133,78

Total other income (expense)     (3,100)             119,934           (537,361)

Net loss                      $(2,048,919)       $(5,369,909)      $(13,630,868)



Basic and diluted loss
per common share               $ (  .34)              $(1.12)           $( 2.85)

Weighted average shares
outstanding, basic and diluted   6,045,774           4,791,616         4,786,184








The accompanying notes are an integral part of these statements.



                                    XXIS CORP
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                Three months ended September, 30
                                                      2001                  2000

Revenue                                              $    0           $  370,459

Cost of goods sold
Direct cost                                               0                    0

Gross margin                                                             370,459

Operating expenses
General and administrative                             75,000            983,230
Payroll and related expenses                                0          1,016,782
Product development                                         0                  0
Depreciation and amortization                         209,991                  0

       Total operating expenses                       284,991          2,000,012

       Operating loss                                (284,991)       (1,629,553)

Other income (expense)
    Interest expense                                                     (1,579)
    Interest income                                                       14,396

       Total other income (expense)                                       12,817

       Net loss                                  $ (284,991)        $(1,616,736)


Basic and diluted loss per common share          $  (  .04)               $(.32)

Weighted average shares outstanding,
basic and diluted                                  6,505,044           4,976,155




The accompanying notes are an integral part of these statements.


                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                   STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
                                   (unaudited)



                                                            Deficit
                                                          accumulated
                                              Additional    during
         Preferred stock    Common stock      paid-in     development
         Shares Amount      Shares  Amount    capital      stage           Total

Balance at
January 1,
 2001             $      $5,880,044  $5,880  $12,538,898 $(11,581,949)  $962,829


Issuance of
common stock
for services               913,687     914      350,029                  350,943
(Jan. 9, 2001)

Issuance of common
stock pursuant to
the exercise of stock
options (Jan. 9, 2001)      625,000    625       249,375                 250,000


Issuance of common
stock for business
Acquisition
(Jan. 9, 2001)              540,000    540       365,568                 366,108

Stock Purchase
Business
Combination               72,000,000  72,000    7,955,471              8,027,471
(Sept. 30, 2001)
Reverse stock split
(Oct. 26, 2001) 300      -79,692,064  -79,692                            -79,692
to 1

Net loss for the
period      ____    ____        _       ____      ____   (2,048,919) (2,048,919)

Balance at
September
30, 2001    ____    $____  $266,667   $267 $21,459,341 $(13,630,868)  $7,828,740





The accompanying notes are an integral part of this statement.


                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                    Unaudited
                                                                     Cumulative
                                                                 from January 13
                                                                   1998 (date of
                                 Nine months ended Sept.30         inception) to
                                 2001                2000      September 30,2001

Cash flows from operating
activities
Net loss                        $(2,048,919)      $(5,369,909)     $(13,630,868)
Adjustments to reconcile net
loss to net cash used in
operating activities
Common stock issued for
services                                              53,173             382,473
Stock option granted for
services                                              17,226             873,547
Compensatory stock option expense                     146,686            413,381

Amortization of debt discount                                            272,500
Amortization and write-off of
deferred financing costs                                                 231,500
Depreciation and amortization       715,344           687,568          1,952,869
Changes in operating assets and
liabilities
Prepaid expenses and other
current assets                    (1,642,027)         (353,178)      (1,905,756)
Other assets                      (6,291,637)          (23,793)      (6,284,637)
Accounts payable and accrued
expenses                           1,510,234          (890,586)        1,983,389
Write-off property-equip
 .-theft loss                        493,561                              493,561
                                    _______
Net cash used in operating
activities                        (7,263,444)        (5,732,813)    (15,218,041)
Cash flows from investing
activities
Purchase of property and
equipment                         (1,472,695)        (1,339,937)     (3,940,280)
Net cash used in investing
activities                       (1,472,695)         (1,339,937)      3,940,280)
Cash flows from financing
activities
Issuance of common stock, net
of associated costs                7,707,229            299,200        8,678,192
Issuance of common stock in
Offering, net of associated
Costs/Private Placement, net
of assoc. cost                                                         9,045,497
Proceeds from the exercise of
stock options                        350,943              75,000         758,743
Acquisition of eLeaders, Inc.
in exchange of stock                 366,108                             366,108
Proceeds of notes payable and
common stock warrants, net
of associated costs                                                    1,583,500
Repayments of notes payable                                          (1,815,000)
Deferred offering costs                                                   75,000
Conversion of loans into capital     250,000                             552,189
Principal payments on capital
lease obligations                                       (15,930)        (43,625)

Net cash provided by financing
   activities                        8,674,280          1,289,790     19,200,604

Net (decrease) increase in cash      (61,859)          (5,782,960)        42,283

Cash and cash equivalents at
beginning of period                   104,142           6,693,061
Cash and cash equivalents at end
of period                             $42,283           $910,101         $42,283





The accompanying notes are an integral part of these statements.






                                      F-30
                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of XXIS CORP., formally (Streamedia Communications, Inc.) (the Company) for the nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. (Date of name change to XXIS Corp. was October 26, 2001.)

The balance sheet as of September 30, 2001 and the related statements of operations for the nine-month periods ended September 30, 2001 and 2000, and cumulative from January 13, 1998 (date of inception) to September 30, 2001, stockholders equity for the nine-month period ended September 30, 2001 and cash flows for the nine-month periods ended September 30, 2001 and 2000, and cumulative from January 13, 1998 (date of inception) to September 30, 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal, recurring accrual adjustments) necessary to present fairly the financial position as of September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000. Results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results expected for the full year.

NOTE B - NATURE OF OPERATIONS

XXIS CORP., (the Company) was incorporated in the State of Delaware in 1998. The Companys two divisions are The Streamedia Networks and Business Services. In December 1999, the Company completed its initial public offering (the Offering). The net proceeds from the Offering were approximately $8,447,000.


                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2001
                                   (unaudited)



NOTE B (continued)

The Company is in the development stage. The Company provides website owners and content publishers with services and tools for streaming, or broadcasting, live and on-demand video and audio content over the Internet. The Company also operates a broadcast content website, Bijou Cafe.com.

The  Streamedia   Business  Services  division  markets  Internet  and  intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and off-line media generators, which are attempting to obtain an Internet broadcast presence.

The Company offers consulting services to businesses, corporations, and agencies that wish to broadcast or otherwise transmit high-quality video and audio over the Internet. It also offers broader digital solutions. Streamedia provides end-to-end solutions which integrate into the clients existing infrastructure. Streamedia Digital Solutions is a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees and others.

The Companys operations are subject to certain risks and uncertainties, including actual and potential competition by entities with greater financial resources, experience and market presence, risks associated with the development of the Internet market, risks associated with consolidation in the industry, the need to manage growth and expansion, certain technology and regulatory risks and dependence upon sole and limited suppliers.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern which assumes the realization of assets and settlement of liabilities in the normal course of business. Since inception, the Company has devoted substantially all of its efforts to developing its business. The Company has therefore incurred substantial losses and negative cash flows from operating activities as reflected in these financial statements. Accordingly, the Company has relied primarily upon obtaining equity capital and debt financing to support its operations. The Company does not expect revenue to exceed costs and expenses in 2001 and, accordingly, will continue to incur losses and negative cash flows from operating activities. To address financing needs, the Company is pursuing various financing and other alternatives including a Plan and Agreement of Merger with HOA Networks Corp. and HOA Acquisition Corp. described in Note C. These circumstances raise substantial doubt about the Companys ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2001
                                   (unaudited)

NOTE C - ACQUISITIONS

In January 2001, the Company completed the acquisition of eLeaders, Inc. (eLeaders) through a stock-for-stock, tax-free reorganization. Under the terms of the acquisition, the Company exchanged 520,000 shares of the Companys unregistered common stock for all of eLeaders common stock. eLeaders provided a warranty that liabilities to be assumed would not exceed $81,000. eLeaders, which was incorporated in 1998, designs business-to-business solutions to improve supply lines and internal communications, and aggregates customers by affinity interests or geographic location to amplify marketing results.

STOCK PURCHASE BUSINESS COMBINATION: In April 2001, the Company signed a Plan and Agreement of Merger (Merger Agreement) with HOA Networks Corp. (HOAN)
and HOA Acquisition Corp. (HAC). Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC, with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 9-for-1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted wherein 100% of HOAN shares will be exchanged for 90% shares of the Company. In September, the Company completed the merger and the following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed.
     Cash and cash equivalents                                       $    42,283
     Accounts receivable                                                 667,924
     Inventories                                                       1,328,271
     Other current assets                                                615,511
     Property, plant and equipment                                     2,020,236
     Other noncurrent assets                                           5,678,927
       Total assets                                                   10,353,152
     Amounts payable to banks and long-term
        debt due within one year and
        other current liabilities                                      1,460,131
     Long-term liabilities and debt                                    1,173,281
       Total liabilities                                               2,633,412
     Total acquisition cost                                          $ 7,719,740



                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)


                               September 30, 2001
                                   (unaudited)


NOTE C ACQUISITIONS (continued) The allocation of the purchase price is based on preliminary data and could change when final valuation information is obtained. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of HOA Networks, Corp. had occurred at Januuary 1, 2000.




                                 September 30, 2001            December 31, 2000
Sales                               $4,368,938                    $13,001,525
Net loss                            $(1,907,982)                  $(7,106,065)
Net loss per share-basic            $(  .29)                      $(  1.21)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.


NOTE D - LOSS PER SHARE

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during each period. The incremental shares from assumed exercises of stock options and warrants are not included in the calculation of diluted loss per share since their effect would be anti-dilutive. As of September 30, 2001 and December 31, 2000, the calculation of diluted net loss per share excludes an aggregate 2,559,021 shares of common stock issuable upon exercise of warrants and stock options.









                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2001
                                   (unaudited)


NOTE E - DEBT

Subordinated Convertible Promissory Note

On December 28, 2000, the Company issued a Subordinated Convertible Promissory Note (the Note) for an aggregate principal amount of $250,000 bearing interest at 10% per annum. The outstanding principal plus accrued interest was due and payable forty-five days from the date of the Note (the Original Maturity
Date), which was subject to extension. The note may be extended ninety additional days by either party upon written notice no less than five days prior to the Original Maturity Date.

On the Original Maturity Date, or any time thereafter if the Note had been extended, the lender could convert the unpaid principal plus accrued and unpaid interest into the number of whole shares of unregistered, unrestricted common stock of the Company equal to the Voluntary Conversion Amount divided by $0.40 (the Conversion Price).

Upon maturity of the Note, either the Original Maturity Date or as extended, the unpaid principal plus accrued interest (the Mandatory Conversion Amount) shall automatically convert into the number of shares of conversion stock equal to the Mandatory Conversion Amount divided by the Conversion Price ($0.40). The Note converted into 625,000 shares of common stock on February 12, 2001, which shares were issued on March 21, 2001.

The party that arranged for this financing received a fee of $25,000, which was charged to operations during the year ended December 31, 2000.

Notes Payable

On March 2, 2001 and February 21, 2001, the Company issued promissory notes aggregating approximately $50,000 and $97,879, respectively, bearing interest at the rate of 10% per annum from the date of the promissory note or before the sooner of (i) ninety days after the date of the promissory note or (ii) forty-five days after written demand is made by the holder of the note. These
promissory  notes  are   collateralized  by  913,600  shares  of  the  Companys
unregistered, restricted common stock.





                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2001
                                   (unaudited)



NOTE F - STOCKHOLDERS EQUITY



On January 9, 2001, certain officers of the Company agreed to provide the proceeds from permissible sales of their Company common stock to the Company as bridge financing. As consideration, the Company issued one share of unregistered, restricted common stock for each share of stock sold by these officers. In addition, the Company issued 450,000 warrants to these officers which have an exercise price equal to the last sale price for the Companys common stock on January 9, 2001. Both the restricted stock and warrant shares to be issued upon exercise of the warrants have piggyback registration rights in accordance with the Companys customary registration rights agreement. Total proceeds to the Company in connection with this transaction were approximately $400,000.

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




                                   XXIS CORP.
                   (formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)

                               September 30, 2001
                                   (unaudited)



NOTE G  INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Companys financial position because the deferred tax asset related to the Companys net operating loss carry forward and was fully offset by a valuation allowance.

At December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $11,581,948. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Companys utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of December 31, 2000 are as follows:
        Deferred tax asset:
        Net operating loss carry forward $11,581,948
        Valuation allowance ($11,581,948)
        Net deferred tax asset $-0-

The Company recognized no income tax benefit for the loss generated for the period from inception, January 13, 1998, to December 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Companys ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.










                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)



NOTE H - COMMITMENTS AND CONTINGENCIES

     Legal Proceedings

The Company is subject to various claims and proceedings that occur in the ordinary course of business. Based on information currently available, the Company believes that none of these current claims or proceedings, either individually or in the aggregate, will have a material effect on the business.

On March 20, 2001, the Company received notice from the Nasdaq Listings Qualifications Panel that its common stock would no longer be listed on the Nasdaq SmallCap Market effective with the close of business on March 28, 2001. The panels action was based on the Companys inability to maintain a minimum bid price of $1.00 over the previous thirty consecutive trading days and also due in part for late filing of 10Qs.

The Company has terminated all outstanding agreements with management prior to June 15, 2001.




                                   XXIS CORP.
                   (Formally Streamedia Communications, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001
                                   (unaudited)



NOTE H (continued)

During the second quarter of 2001, there have been several theft problems at the New York office. After conducting a thorough observation of assets, it was determined equipment and software in the cost basis of $610,101 was missing and the police were informed on July 27, 2001. The net write-off in the second quarter amounted to $493,561.

NOTE I - SUBSEQUENT EVENTS

World Skyline, Inc. and XXIS, Corp. have joined 3N, Inc. in filing litigation agianst the former director Eric J. Adams in order to recover information and protect the rights of World Skyline, Inc. and XXIS, Corp. 3N, Inc. is a company which has engaged World Skyline, Inc. and Zentech, Inc. ( a World Skyline Company) to manage its internet business. This suit is in its investigative stage.

The Company is presently investigating all activity that Mr. Adams was involved in on behalf of the Company or agianst the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001.

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

NATURE OF OPERATIONS

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

The Company is presently in a dispute with David Coleman the former owner of BijouCafe. The Company feels that the dispute will be resolved within the near future.

Business Services

XXIS Business Services division was aided by the business combination with eLeaders, Inc., an acquisition made during the quarter. This division markets Internet and intranet broadcasting services to a wide spectrum of enterprises, such as, but not limited to, businesses, associations, electronic publishers and "off-line" media generators, who are attempting to obtain an Internet broadcast presence. We offer Information Technology (IT) consulting services to businesses, corporations, and agencies that wish to broadcast or otherwise transmit high-quality video and audio over the Internet. Streamedia provides complete IT solutions, which integrate with the client's existing infrastructure. Streamedia Digital Solutions are a suite of business solutions that utilize digital technologies to improve communications between its clients and their customers, employees, and others. The business Services units also market web design services, web site hosting, email services, e-commerce solutions, dialup and broadband connectivity to the general public as well as to other businesses.

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

The accompanying financial statements have been prepared on the basis that we will continue as a going concern, which assumes tthe realization of assets an settlement of liabilities in the normal course of business. Since its inception, we have been engaged in organizational and pre-operating activities. Further, we have generated nominal revenues and incurred significant losses.

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

The merger was a stock-for-stock exchange. As such, both companies intend the transaction be accounted for as a tax-free organization and pooling of interests. Streamedia acquired all of eLeaders' assets, including its web hosting and streaming contracts and equipment, DSL contracts and equipment, and its Internet and information technology consulting business. As consideration, Streamedia gave eLeaders 520,000 shares of Streamedia common stock in exchange for all issued and outstanding stock of eLeaders subject to adjustments. An adjustment was made regarding the amount of shares that Mr. Mittasch would receive from 520,000 to 380,000. This agreement was the product of an arms' length negotiation with Mr. Richard Mittasch, the sole stockholder of eLeaders. There was no material relationship between Streamedia and either eLeaders or Mr. Mittasch prior to the acquisition.


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

Merger with HOA Networks Corp.

On April 11, 2001, we signed a Plan and Agreement of Merger ("Merger Agreement") with HOA Networks and HOA Acquisition Corp. ("HAC"). The contemplated merger is between HOA Networks, HOA Acquisition Corp. ("HAC"), and our Company. Pursuant to the terms of the Merger Agreement, HOAN will merge with HAC with HOAN being the surviving company and all of the capital stock of HOAN will be canceled in exchange for stock of the Company. HOAN will be the surviving corporation in such merger and the business of the surviving company will be conducted under the name of Streamedia Communications, Inc. Upon the effective date of the merger, each outstanding share of stock beneficially owned by all shareholders excluding principals of HOAN will be converted into the common stock of the Company on a 9 for 1 share basis. Each outstanding share of common stock beneficially owned by principals will be converted as follows: 100% of HOAN shares will be exchanged for 90% shares of our Company. It is anticipated that the effective date of the merger will be on or about May 21, 2001. As of January 22, 2002 the merger has been completed.

Streamedia Communications, Inc. held its Board of Director meeting on Thursday June 14, 2001. At the meeting, Mr. Henry Siegel resigned as Interim President, his resignation was accepted by the Board of Directors. Mr. John Velasco-Mills was elected Interim-President of Streamedia Communications, Inc. for the purpose of planning and completing the merger of the two companies. Mr. James Rupp also tendered his resignation as consultant.



HOA Networks Corp (HOAN) is multi-faceted communications and entertainment Company. HOAN has several subsidiaries. Its primary division, AMC Global. HOA Networks is comprised of a group of wholly owned private companies that benefit from various revenue sources and, working together, has become a "one-stop" entertainment, data and communications solution for most end users, from small to large businesses and individuals.

HOAN consists of six main subsidiaries:

AMC GLOBAL COMMUNICATIONS, INC., (AMC) is an independent telephone company with headquarters in Atlanta, Georgia, U.S.A., the operations were founded in July of 1986. AMC, which sells and services a wide variety of telecommunications equipment.

AMC Global Communications has taken steps to dramatically increase its involvement in video conferencing. Since the marketplace has begun to express a great interest in video conferencing, in lieu of traveling by air, AMC is in negotiation with a manufacturer for private label product that will retail for $6,995.00.

This market is expected to exceed $2 billion in the next three years. As an addition to a company's telecommunications system, it will enable face-to-face conferences and meetings at an enormous reduction in cost, as opposed to traveling by air. AMC will be able to provide video conferencing at a huge reduction in cost with excellent motion and clarity.

The September 11th attack on the World Trade Center has heightened dramatically the business community's awareness of the dangers of air travel, given the current wartime-terrorist climate. This environment has moved the business community with its huge commitment to air travel, to examine the use of video conferencing as a much more economical solution for out-of-town meetings that might only last 1/2 hour to an hour. As a result, it has been predicted that both the business and the education community will take steps to dramatically increase its use of this technology.

The post World Trade Center disaster has dramatically impacted business during the following months. Since improvement is being seen now, more improvement is expected as we move into December and January of 2002. As a result of the World Trade Center disaster AMC Global expects business to be spotty through the end of 2001 and the first quarter of 2002.

WORLD SKYLINE, INC. is a Northern Virginia (Washington D.C. Metro Area) based Internet Technology Company founded in 1996, with additional offices in Atlanta, Georgia. World Skyline was founded to offer Internet Solutions and information technology needs for both Business and Residential markets. The company is a full service, one-stop, Internet Service Provider that can fulfill all of its clients Information Technology (IT.) needs. World Skyline offers a vast array ofproducts ranging from Dial-Up access to Digital Subscriber Lines, E-Commerce and Web Hosting solutions and Streaming Media services. World Skyline's one-stop approach means support for a wide variety of products and services.

GLORI RECORDS, INC.


RESULTS OF OPERATIONS
REVENUES.

Revenues decreased by $336,312 or 67% to $164,977 for the nine months ended September 30, 2001, as compared to $501,289 for the comparable period of 2000. Revenues for the nine-month periods ended September 30, 2001, were primarily generated from our performance of Internet professional services, launched in May 2000.

OPERATING EXPENSES.

Total operating expenses decreased by $3,846,326 or 64% to $2,144,806 for the nine months ended September 30, 2001, as compared to $5,991,132 for the comparable period of 2000. The decreases in operating expenses for the three and nine month periods ended September 30, 2001, were due to salaries, consultant fees and other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash position decreased $61859 from a balance of $104,142 at December 31, 2000 to $42,283 at September 30, 2001. Working capital at December 31, 2000 and September 30, 2001 was negative at $788,548 and $468,614 respectively. The company continued to be funded in part through the net proceeds of the exercise of options aggregating $350,943.

We incurred net losses every quarter since our inception. For the nine months ended September 30, 2001, we incurred a net loss of $2,048,919, a decrease of 62% as compared to a net loss of $5,369,909 for the nine months ended September 30, 2000. We have financed our operations primarily through sales of equity securities and the private placement of debt instruments. On September 6, 2000, Streamedia Communications, Inc. sold 940,000 Shares of Common Stock with net aggregate proceeds to us of $931,520 pursuant to a private placement under Regulation D, Rule 506 of the Securities Act of 1933, as amended.

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

We plan to acquire additional content that will be broadcast on the World Wide Web.

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

THE STREAMING MEDIA HAS A LIMITED OPERATING HISTORY

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

OUR INDUSTRY IS EXPERIENCING  CONSOLIDATION  THAT MAY INTENSIFY  COMPETITION.

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

Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain conntrol of Streamedia, which I turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

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

Dynax Solutions, Inc., has filed suit against our Company, alleging that we breached a service contract and owe Dynax approximmately $56,000. We have file an answer; generally denying the allegations made by Dynax, and has filed a counterclaim, alleging damages against Dynax in excess of $150,000. Our Company believes that the suit, as alleged in the complaint that Dynax filed, is without merit and our Company intends to defend the action vigorously.

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

The Company is presently in direct contact with the plaintiff's attorney and is negotiating in order to resolve any issues the Company may have.

The Company is presently negotiating, defending and/or settling 10 different legal disputes of which none individually or collectively are material in nature.

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

                                      XXIS, CORP.
  Date: January 31, 2002              By: /s/ Walter H.C. Drakeford

                                    Walter H.C. Drakeford, Interim President